Form 10-Q
period 2013-09-30
Global Defense & National Security Systems, Inc.
filed 2013-12-09
CIK 1583513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36149

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC
(Exact name of registrant as specified in its charter)

Delaware	46-3134302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11921 Freedom Drive, Suite 550 Two Fountain Square Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (202) 800-4333

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒

As of December 9, 2013, there were 9,624,725 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Balance Sheet	3
Condensed Statement of Operations	4
Condensed Statement of Changes in Stockholders' Equity	5
Condensed Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Overview	13
Results of Operations	13
Liquidity and Capital Resources	13
Critical Accounting Policies

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. MINE SAFETY DISCLOSURE	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	18
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(A Corporation in the Development Stage)
Condensed Balance Sheet
September 30, 2013
(Unaudited)

ASSETS
Current assets:
Cash	$65,503
Deferred offering costs	273,479
Total assets	$338,982

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued offering costs	$260,971
Note payable	55,000
Total liabilities	315,971

Stockholder's equity

Common stock, $.0001 par value, 50,000,000 shares authorized; 2,003,225 shares issued and outstanding	200
Additional paid-in capital	24,800
Deficit accumulated during the development stage	(1,989)
Total stockholder’s equity	23,011
Total liabilities and stockholder’s equity	$338,982

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
For the Period from July 3, 2013 (inception) to September 30, 2013

Formation, general & administrative costs	$(1,989)
Net loss attributable to common shares	(1,989)

Weighted average number of common shares outstanding - basic and diluted	2,003,225
Net loss per common share - basic and diluted	$(0.001)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the Period from July 3, 2013 (inception) to September 30, 2013
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholder's
	Shares	Amount	Captial	Stage	Equity
Sale of common stock issued to initial stockholder on July 3, 2013 at approximately $0.012 per share	2,003,225	$200	$24,800	$-	$25,000
Net loss attributable to common shares	-	-	-	(1,989)	(1,989)
Balances at September 30, 2013	2,003,225	$200	$24,800	$(1,989)	$23,011

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS
For the Period from July 3, 2013 (inception) to September 30, 2013
(Unaudited)

Cash flows from operating activities:
Net loss attributable to common shares	$(1,989)
Net cash used in operating activities	(1,989)
Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from note payable	55,000
Payment of deferred offering costs	(12,508)
Net cash provided by financing activities	67,492
Net increase in cash	65,503
Cash at beginning of the period	-
Cash at end of the period	$65,503

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$260,971

See accompanying notes to condensed interim financial statements.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.             INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements of Global Defense & National Security Systems, Inc (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s prospectus filed with the Securities and Exchange Commission (the “SEC”) on October 25, 2013. References to “us” or “we” refer to the Company. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.             DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Incorporation

The Company is a newly organized blank check company incorporated in Delaware on July 3, 2013.

Business purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

Fiscal year end

The Company has selected December 31 as its fiscal year end.

Sponsor

The Company’s sponsor is Global Defense & National Security Holdings LLC, a Delaware limited liability company (the “Sponsor”). Blue Marlin Corporate Ltd., a BVI company, is the sole member of the Sponsor.

Financing

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

Subsequent to the quarterly period covered by this report, on October 29, 2013, the Company consummated its initial public offering (“IPO”) of 6,900,000 shares (the “Public Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), including 900,000 shares of Common Stock issued pursuant to the full exercise of the underwriters’ over-allotment option. The Public Shares were sold at a price of $10.00 per share, generating gross proceeds to the Company of $69,000,000

Simultaneously with the closing of the IPO, the Company completed the private sale of 721,500 shares of Common Stock (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to the Sponsor generating gross proceeds to the Company of $7,215,000. The Private Placement Shares are identical to the shares sold in the IPO, except that the Sponsor has agreed (1) to vote the Private Placement Shares in favor of any proposed Business Combination, and (2) not to convert any Private Placement Shares in connection with a stockholder vote to approve any proposed initial Business Combination or to sell any Private Placement Shares to the Company pursuant to any tender offer in connection with any proposed initial Business Combination. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

A total of $72,795,000, comprised of approximately $65.6 million of the proceeds from the IPO, including approximately $1.9 million of underwriters’ deferred discount, and the proceeds of the sale of the Private Placement Shares were placed in a trust account (discussed below) maintained by American Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of the Company’s completion of its initial Business Combination or the Company’s liquidation, although the Company may withdraw the interest earned on the funds held in the trust account to pay franchise and income taxes.

Trust account

The trust account (the “Trust Account”) can be invested in permitted U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

Business combination

Pursuant to the NASDAQ listing rules, the Company’s  initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such business combination (excluding deferred underwriting fees and taxes payable on the income earned on the Trust Account), although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the trust account balance.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Shares of Common Stock that are redeemed will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Our Sponsor has agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its Sponsor’s Shares (as defined in Note 5 below), Private Placement Shares (as defined in Note 4 below) and any Public Shares held, in favor of approving a Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the IPO in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of the Company’s prospectus (October 25, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 21 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

The Sponsor has agreed to waive its redemption rights with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the closing of a Business Combination, (ii) if the Company fails to close an initial Business Combination within 21 months from the date of the Company’s prospectus (October 25, 2013), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our Sponsor should acquire Public Shares in or after the IPO, it will be entitled to redemption rights with respect to such Public Shares if the Company fails to close a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not close a Business Combination within 21 months from the date of the Company’s prospectus (October 25, 2013) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the IPO price per share of Common Stock in the IPO.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the “SEC”.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At September 30, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2013 relates to the Company’s formation and the IPO. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the assets held in the Trust Account after the Public Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net profit/loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted profit/loss per common share is the same as basic profit/loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of legal costs, printing, professional and registration fees incurred through the balance sheet date that are related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO. Accordingly, at September 30, 2013, none of the prepaid and deferred offering costs totaling approximately $273,000 to date, nor underwriters’ fees, have been charged to stockholders’ equity. Subsequently, at October 29, 2013, all offering costs were charged to stockholders’ equity upon completion of the IPO.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4.             PUBLIC OFFERING

The IPO called for the Company to offer for sale up to 6,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through the IPO, which consisted of up to 6,000,000 shares of Common Stock (or 6,900,000 shares of Common Stock inclusive of the underwriters’ exercising the over-allotment option in full) (“Public Shares”), at $10.00 per share. The Company granted the underwriters a 45 day option to purchase up to 900,000 shares of Common Stock to cover over-allotments, which the underwriters had exercised prior to consummating the IPO . The Company’s management has broad discretion with respect to the specific application of the net proceeds of this IPO and the Sponsor’s Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully.

Upon closing of the IPO, management has agreed that the price per Public Share sold in the IPO, including the proceeds of the private placement of the Private Placement Shares, will be deposited in the Trust Account and invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within 21 months of the date of the Company’s prospectus (October 25, 2013). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

The remaining net proceeds (held outside the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The amount of proceeds not deposited in the Trust Account is estimated to be $750,000. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

The Company shares are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for its Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

In connection with the IPO, the Sponsor purchased shares of Common Stock at a price of $10.00 per share (the “Private Placement Shares”) in a private placement that occurred simultaneously with the consummation of the IPO. The purchase price of the Private Placement Shares was added to the proceeds from the IPO held in the Trust Account. If we do not complete a Business Combination within 21 months of the date of the Company’s prospectus (October 25, 2013), the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Shares, which will expire worthless.

The Private Placement Shares will not be transferable, assignable or salable until 30 days after the consummation of our initial Business Combination.

5.             RELATED PARTY TRANSACTIONS

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. The notes would either be paid upon closing of the initial Business Combination, without interest, or, at our Sponsor’s discretion, the notes may be converted into shares of common stock at the higher of $10.00 per share and the 30-day trailing average of the closing price per share. If we do not complete a Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Any such loan would be evidenced by a promissory note.

As of September 30, 2013, our Sponsor has advanced to us a total of $55,000 in the form of a note payable which has been used for the payment of operating expenses and costs associated with the Public Offering.

In July 2013, the Company issued 2,003,225 shares of Common Stock to the Sponsor (the “Sponsor’s Shares”) for an aggregate purchase price of $25,000.

The Sponsor has agreed to waive its redemption rights with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the closing of a Business Combination, (ii) if we fail to close our initial Business Combination within 21 months of the date of the Company’s prospectus (October 25, 2013)  (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our Sponsor should acquire Public Shares in or after the IPO, it will be entitled to redemption rights with respect to such Public Shares if we fail to close a Business Combination within the required time period. If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

All of the Sponsor’s Shares has been placed in escrow with American Stock Transfer & Trust Company, as escrow agent. Of the total Sponsor’s Shares, 50% of such shares will be released from escrow six months after the closing of the Business Combination. The remaining 50% of the Sponsor’s Shares will be released from escrow one year after the closing of the Business Combination.

The Sponsor will be entitled to registration rights pursuant to a registration rights agreement. The Sponsor is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of Common Stock commencing on the date such Common Stock is released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing on the date that our securities are first listed on NASDAQ, we have agreed to pay our Sponsor a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement is being agreed to by our Sponsor for our benefit and is not intended to provide our Sponsor compensation in lieu of salary or other remuneration. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

6.             COMMITMENTS & CONTINGENCIES

The underwriters will be entitled to a deferred fee of two and three quarter percent (2.75%) of the IPO, including any amounts raised pursuant to the overallotment option, payable in cash upon the closing of a Business Combination.

7.             STOCKHOLDER’S EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. At September 30, 2013, there were 2,003,225 shares of Common Stock issued and outstanding.

Effective October 18, 2013, the Company amended and restated its Certificate of Incorporation, reflecting an authorized number of Common Stock for issue of 100,000,000.

8.             SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through December 9, 2013, the date the financial statements were available for issuance, noting no items requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Global Defense & National Security Systems, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on July 3, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “IPO”) and a sale of shares of common stock in a private placement that occurred simultaneously with the completion of the IPO (the “Private Placement Shares”), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the period from July 3, 2013 (inception) through September 30, 2013, we had a net loss of $1,989 and incurred costs of $273,479 with regard to the Company’s Public Offering which were classified as prepaid and deferred offering costs on the Company’s balance sheet.

The Company’s entire activity from July 3, 2013 (inception) through September 30, 2013, was in preparation for the Public Offering, which was consummated on October 29, 2013. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from October 25, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $65,503. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Sponsor's Shares”) by Global Defense & National Security Holdings LLC, a Delaware limited liability company (the “Sponsor”) and an advance in the form of a note payable made by the Sponsor (“Note”). The Note would either be paid upon closing of the initial Business Combination, without interest, or, at our Sponsor’s discretion, the Note may be converted into shares of common stock at the higher of $10.00 per share and the 30-day trailing average of the closing price per share. If we do not complete a Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, currently $55,000, but no proceeds from our Trust Account would be used for such repayment.

Subsequent to the quarterly period covered by this report, on October 29, 2013, we consummated the Company’s IPO of 6,900,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share, inclusive of 900,000 shares of Common Stock as a result of the underwriters’ exercising the over-allotment option in full. Net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to the Sponsor. The above net proceeds include $9,495,000 as a result of the overallotment, which includes $765,000 additional private placement. The amount of proceeds not deposited in the Trust Account is estimated to be $750,000 regardless of whether the over-allotment option is exercised. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s IPO and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an administrative agreement to pay our Sponsor a monthly fee of $10,000 (and not to exceed this amount). This amount covers secretarial and administrative services provided to members of the Company’s management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Deferred Offering Costs

Deferred offering costs consist principally of legal costs, printing, professional and registration fees incurred through the balance sheet date that are related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are a blank check company incorporated on July 3, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We were considered in the development stage at September 30, 2013 and had not yet commenced any operations. All activity through September 30, 2013 relates to our formation and our IPO. We did not have any financial instruments that were exposed to market risks at September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated October 25, 2013 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated October 25, 2013 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

In July, 2013, our Sponsor purchased the Sponsor’s Shares (2,003,225 shares of the Company’s common stock) for $25,000, or approximately $.0125 per share.  Of the total Sponsor’s Shares, 50% of such shares will be released from escrow six months after the closing of the Business Combination. The remaining 50% of the Sponsor’s Shares will be released from escrow one year after the closing of the Business Combination. Prior to the conclusion of such escrow periods, the Sponsor’s Shares will not be transferred, assigned, sold or released from escrow, subject to certain limited exceptions, including transfers (1) to our officers, directors and employees, to the Sponsor’s affiliates or its members upon its liquidation, (2) to relatives and trusts for estate planning purposes, (3) by virtue of the laws of descent and distribution upon death, (4) pursuant to a qualified domestic relations order, (5) by certain pledges to secure obligations incurred in connection with purchases of our securities or (6) by private sales made in connection with the closing of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and mandatory redemption, as the case may be.

The Company also consummated, simultaneously with the IPO, the private sale of 721,500 Private Placement Shares to our Sponsor at a price of $10.00 per share (for an aggregate purchase price of $7,215,000). The Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Business Combination , subject to certain limited exceptions, including (i) to any member of our Sponsor (“Sponsor Member”), (ii) by gift to a member of the Sponsor Member’s immediate family for estate planning purposes or to a trust, the beneficiary of which is our Sponsor or a member of the Sponsor Member’s immediate family, (iii) if the Sponsor Member is not a natural person, by gift to a member of the immediate family of such Sponsor Member’s controlling person for estate planning purposes or to a trust, the beneficiary of which is our Sponsor’s controlling person or a member of the immediate family of such Sponsor Member’s controlling person, (iv) by virtue of the laws of descent and distribution upon death of the Sponsor Member, or (v) pursuant to a qualified domestic relations order; in each case where the transferee agrees to the terms of the private placement agreement governing such Private Placement Shares and the letter agreement signed by our Sponsor transferring such Private Placement Shares and such other documents as we may reasonably require. Until 30 days after the completion of the Business Combination, our Sponsor shall not pledge or grant a security interest in its Private Placement Shares or grant a security interest in our Sponsor’s rights under the private placement agreement governing such Private Placement Shares. The sale of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Use of Proceeds

The Company consummated the IPO on October 29, 2013 and received net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to our Sponsor and $9,495,000 as a result of the underwriters’ exercise of the over allotment option.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Net proceeds of $72,795,000 from the IPO and simultaneous private placements of the Private Placement Shares are being held in a trust account in the United States maintained by American Stock Transfer & Trust Company, acting as trustee. An amount equal to a percentage of the gross proceeds of the IPO will be held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The amount of proceeds not deposited in the Trust Account is estimated to be $750,000. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of the Company's prospectus (October 25, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 21 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_____________________

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: December 9, 2013

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

