Form 10-K
period 2013-12-31
Global Defense & National Security Systems, Inc.
filed 2014-03-14
CIK 1583513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-10030

GLOBAL DEFENSE & NATIONAL
SECURITY SYSTEMS, INC.
(Exact Name of Registrant as Specified on Its Charter)

Delaware	46-3134302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11921 Freedom Drive, Suite 550
Two Fountain Square
Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number including area code (202) 800-4333

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                          Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                           Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                       Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                              Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                   Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter: Not applicable.

The number of shares outstanding of the registrant's common stock as of March 14, 2014 was 9,624,725.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
_______________________________

Certain Terms

Throughout this document, unless otherwise specified or if the context otherwise requires, the “Company”, “we”, “us”, and “our” refer to Global Defense & National Security Systems, Inc., a blank check company organized under the laws of the State of Delaware on July 3, 2013.

Forward-Looking Statements

This Annual Report contains statements that are forward-looking and as such are not historical facts. Rather, these statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements use words such as “believe,” “expect,” “should,” “strive,” “plan,” “intend,” “estimate,” “anticipate” or similar expressions. When the Company discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, and acts of terror or war. Many of the risks and factors that will determine these results and stockholder values are beyond the Company’s ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s  behalf are qualified in their entirety by this Forward-Looking Statements section.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

PART I

___________________________

Item 1.    Business

Introduction

We are a blank check development stage company organized under the laws of the State of Delaware on July 3, 2013. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof.  We also have neither engaged in any operations nor generated any revenue to date.

On July 19,  2013, our sponsor, Global Defense & National Security Holdings LLC, a Delaware limited liability company (“Sponsor”) purchased 2,003,225 shares (the “Sponsor’s Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate purchase price of $25,000, or approximately $.0125 per share.

On October 29, 2013, we consummated our initial public offering (the “IPO”) of 6,900,000 shares (the “Public Shares”) of the Common Stock, including 900,000 shares of Common Stock issued pursuant to the full exercise of the underwriters’ over-allotment option. The Public Shares were sold at a price of $10.00 per share, generating gross proceeds to the Company of $69,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of 721,500 shares of Common Stock (“Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to our Sponsor generating gross proceeds to the Company of $7,215,000.

A total of $72,795,000 comprised of approximately $65.6 million of the proceeds from the IPO, including approximately $1.9 million of underwriters’ deferred discount, and the proceeds of the sale of the Private Placement Shares were placed in a Trust Account (the “Trust Account”) maintained by American Stock Transfer & Trust Company, acting as trustee. These funds will not be released until the earlier of the Company’s completion of its initial Business Combination or the Company’s liquidation, although the Company may withdraw the interest earned on the funds held in the Trust Account to pay franchise and income taxes.

Our efforts to identify an initial Business Combination will not be limited to a particular industry or geographic region, although we intend to focus on companies in the United States of America (the “United States” or the “U.S.”) operating in the defense and national security sectors.

Business Strategy

Our management team intends to focus on increasing stockholder value by growing revenue and profitability (through acquisitions and organic growth) and improving the efficiency of business operations. Consistent with this strategy, we believe the general criteria and guidelines below are important in evaluating prospective target businesses.

Strong Competitive Position in Industry:  We intend to focus on companies located in the U.S. that have leading or niche market positions in the defense and national security sectors and compelling business fundamentals. We will analyze the strengths and weaknesses of target businesses relative to the competitive environment, with a particular emphasis on measuring competitive advantage from intellectual property, technology positioning, capability framework, contract and pipeline strength, contract performance, barriers to entry, capital investment, and brand. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and increase profitability.

Mission Critical Capabilities that Address a Market Need:  We intend to target companies that are focused on developing next generation technologies and that have capabilities within the FY 2014 budget priorities of the Department of Defense, the Department of Homeland Security, the Department of State, and the Intelligence Community. These capabilities include, but are not limited to software engineering, systems engineering and integration, mission systems information technology (“IT”) and architectures, and operational support services.

Opportunities for Platform Growth:  We will seek to acquire one or more businesses that, through Global Strategies Group’s industry relationships and position as a strategic operator with a strong track record of supporting the U.S. national security mission, can be grown both organically and through additional acquisitions. We will look to acquire businesses that are providing solutions in areas prioritized by the U.S. government as posing the greatest threats to U.S. national security. We may initially consider those sectors that complement our management team’s background and broad network of industry relationships.

Established Companies with Compelling Financial Metrics:  We will seek to acquire established companies with compelling financial metrics. These metrics would include, but not be limited to, recurring revenue streams with opportunities for growth, diverse customer base with long-term contracts, strong margins, low requirements for working capital and capital expenditure, and scalability potential. Although we are not restricted from doing so, we do not intend to acquire start-up companies.

Opportunities to Create Synergies and Increase Intrinsic Value:  We will seek to acquire companies whose business opportunities, operations, and financial position can benefit from Global Strategies Group’s expertise. Given Global Strategies Group’s history as a strategic operator and investor in these sectors, we have the ability to generate synergies and open new growth opportunities for our initial business acquisition, thereby increasing the intrinsic value of the business. We believe we can do this by exploiting our proven entrepreneurial mindset, leveraging our industry relationships, creating transformational growth through investments, and emphasizing business best practices.

Invest in a Motivated and Capable Management Team:  We will seek to acquire businesses with experienced management teams who have a personal stake in the performance of the acquired businesses. We will focus on management teams with a track record of consistent financial performance. We anticipate that our own officers and directors will complement, not replace, the skills of the target company’s management team. If necessary, we will assess opportunities to improve a target’s management team and to recruit additional talent through our extensive network of contacts.

While these criteria will be used in evaluating Business Combination opportunities, we may decide to enter into a Business Combination with a target business or businesses that do not meet these proposed criteria and guidelines.

Effecting a Business Combination

General

We intend to utilize the cash proceeds of the IPO and the concurrent private placement of the Private Placement Shares, our securities, debt or a combination of cash, securities and debt as the purchase consideration in a Business Combination. While substantially all of the net proceeds of our IPO and the concurrent private placement of the Private Placement Shares are allocated to completing a Business Combination, the proceeds are not otherwise designated for more specific purposes, other than as discussed below. If we engage in a Business Combination with a target business using our securities and/or debt financing as the consideration to fund the combination, proceeds from our IPO and the concurrent private placement of the Private Placement Shares will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in a Business Combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an existing public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be sold. We may seek to effect a Business Combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

Prior to completion of a Business Combination, we will seek to have all third parties (including any vendors or other entities) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the Trust Account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders upon the redemption of 100% of our outstanding Public Shares in the event we do not complete our initial Business Combination within 21 months from the date of the Company’s prospectus (October 24, 2013). Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver.

There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. Our Sponsor has agreed that it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if, and to the extent that, the claims would otherwise reduce the Trust Account to below $10.55 per Public Share. Our Sponsor has entered into an indemnity agreement with Global Integrated Security (USA) Inc., a member of Global Strategies Group, pursuant to which Global Integrated Security (USA) Inc. has agreed to indemnify our Sponsor so that it can fund its obligations under the Sponsor indemnity. However, our Sponsor may not be able to satisfy its indemnification obligations if it is required to so. Additionally, the indemnification agreement entered into by our Sponsor specifically provides for two exceptions: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims under our indemnity with the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Subject to the requirement that a target business or businesses have a collective fair market value of at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination (excluding deferred underwriting fees of $1.9 million and taxes payable on the income earned on the Trust Account), we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value).  Although we will assess the risks inherent in a particular target business, we cannot assure you that our assessment will result in identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

Over the course of their careers, our management team and board of directors have developed an international network of contacts and working relationships with principals, as well as intermediaries, who constitute an important source for prospective business transactions. The team is comprised of members with a collective experience of over 40 years in operating, advising, acquiring, financing, and selling private and public companies. We believe that this network of contacts and relationships will provide us with an important source of investment opportunities. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We believe based on our management’s business knowledge and past experience that there will be numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our Sponsor, our officers or directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, our officers or directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the closing of our initial Business Combination (regardless of the type of transaction that it is) other than the repayment of loans received from our Sponsor, which total $80,105 as of December 31, 2013, and reimbursement of any out-of-pocket expenses. We have no present intention to enter into a Business Combination with a target business that is affiliated with our Sponsor or any of our officers or directors, including (1) an entity in which any of the foregoing or their affiliates are currently officers or directors or (2) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them (except an entity in which any of the foregoing or their affiliates are currently passive investors and hold in the aggregate 1% or less of the outstanding stock). However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm which is a member of FINRA that the Business Combination is fair to our unaffiliated stockholders from a financial point of view.

Selecting A Target Business And Structuring of Our Initial Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination (excluding deferred underwriting fees and taxes payable on the income earned on the Trust Account), as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the Trust Account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	competitive position;
•      mission critical capabilities that address a market need;
•	growth potential;
⋅	financial condition and results of operation;
•	opportunities to create synergies and increase intrinsic value;
⋅	motivation, experience and skill of management and availability of additional personnel;
•	brand recognition and potential;
⋅	capital requirements;
•	barriers to entry;
⋅	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
⋅	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
⋅	impact of regulation on the business;
•	regulatory environment of the industry;
⋅	costs associated with effecting the Business Combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
⋅	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a Business Combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time required to select and evaluate a target business and to structure and complete the Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a Business Combination.

Fair Market Value Of Target

Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination (excluding deferred underwriting fees and taxes payable on the income earned on the Trust Account), although we may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance. We currently anticipate structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. If we acquire less than 100% of the equity interests or assets of the target business, we will not enter into a Business Combination unless the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the Trust Account balance. In order to close such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such fund raising arrangement. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack Of Business Diversification

We may seek to effect a Business Combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single Business Combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. By consummating our initial Business Combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination; and
⋅	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each such seller to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the Business Combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial Business Combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial Business Combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial Business Combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial Business Combination. Moreover, they would only be able to remain with the company after the closing of our initial Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the closing of the Business Combination. While the personal and financial interests of our key personnel as individuals may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the closing of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Business Combination

In connection with any proposed Business Combination, we will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. The amount in the Trust Account is initially anticipated to be $10.55 per share.

Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and related conversions of public shares for cash upon closing of such initial Business Combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we would file tender offer documents with the SEC which would contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will close our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to close an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon closing of such initial Business Combination, our net tangible asset threshold may limit our ability to close such initial Business Combination (as we may be required to have a lesser number of shares seek to convert or sell their shares to us in a tender offer) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to close such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait the full 21 months in order to be able to receive a pro rata share of the Trust Account.

Our Sponsor and our officers and directors have agreed (1) to vote any shares owned by them in favor of any proposed Business Combination and (2) not to convert any shares in connection with a stockholder vote to approve a proposed initial Business Combination or sell any shares to us pursuant to any tender offer described above.

Stockholder Approval Procedures if Meeting Held

In connection with any vote for a proposed Business Combination, our Sponsor, as well as all of our officers and directors, have agreed to vote the shares of Common Stock owned by them in favor of such proposed Business Combination. If we hold a meeting to approve a proposed Business Combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed Business Combination, our officers, directors, Sponsor or their affiliates may purchase shares of Common Stock in the open market or in private transactions in order to influence the vote.

If public stockholders indicate an intention to vote against a proposed Business Combination and/or seek conversion of their shares into cash, we may negotiate arrangements to provide for the purchase of such shares at the closing of the Business Combination using funds held in the Trust Account. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed Business Combination and that we have at least $5,000,001 of net tangible assets upon closing of such Business Combination where it appears that such requirements would otherwise not be met. All shares purchased by us or our affiliates pursuant to such arrangements would be voted in favor of the proposed Business Combination. No such arrangements currently exist.

Conversion Rights

If we seek stockholder approval of our initial Business Combination at a meeting called for such purpose, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). Alternatively, we may provide our stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable).

Notwithstanding the foregoing, in accordance with our amended and restated certificate of incorporation, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares. Such a public stockholder would still be entitled to vote against a proposed Business Combination with respect to all Public Shares owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed Business Combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the Public Shares, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our Sponsor will not have conversion or tender rights with respect to any shares of common stock owned by it, directly or indirectly, whether acquired prior to the IPO or purchased by it in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the Business Combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to exercise conversion rights prior to the closing of the proposed Business Combination and the proposed Business Combination is not closed, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s Business Combination, the company would distribute proxy materials for the stockholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the Business Combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the closing of the Business Combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the closing of the Business Combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the Business Combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed Business Combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by public stockholders.

Liquidation If No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until 21 months from the date of our prospectus (October 24, 2013) in the event that we have not completed our initial Business Combination by such date. If we have not completed our initial Business Combination by such date, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, less franchise and income taxes to the extent they may be paid from interest earned on the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (2) and (3) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial Business Combination within 21 months from the date of our prospectus (October 24, 2013) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial Business Combination within 21 months from the date of our prospectus (October 24, 2013) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a Business Combination within the prescribed time frame, we will (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, less franchise and income taxes to the extent they may be paid from interest earned on the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (2) and (3) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21st month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial Business Combination within 21 months from the date of our prospectus (October 24, 2013). Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver.

There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. Our Sponsor has agreed that it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if, and to the extent that, the claims would otherwise reduce the Trust Account to below $10.55 per Public Share. The Sponsor has entered into an indemnity agreement with Global Integrated Security (USA) Inc., a member of Global Strategies Group, pursuant to which Global Integrated Security (USA) Inc. has agreed to indemnify the Sponsor so that it can fund its obligations under the Sponsor indemnity. However, our Sponsor may not be able to satisfy its indemnification obligations if it is required to so. Additionally, the indemnification agreement entered into by our Sponsor specifically provides for two exceptions: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims under our indemnity with the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $10.55 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our Sponsor has waived its rights to participate in any liquidation distribution with respect to the Sponsor’s Shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

If we are unable to complete our initial Business Combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the initial per-share redemption price would be $10.55. The per share redemption price includes the deferred commissions that would also be distributable to our public stockholders. The proceeds deposited in the Trust Account could, however, become subject to claims of any creditors that may be in preference to the claims of public stockholders.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of our failure to complete our initial Business Combination in the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a Business Combination which is actually completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public stockholders at least $10.55 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the closing of our initial Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. Our Sponsor has agreed to waive any conversion rights with respect to any Sponsor’s shares, private placement shares and any public shares it may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the closing of our initial Business Combination, we shall either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;
•	we will close our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;
•	only Public Shares acquired in the IPO or subsequently purchased in the open market shall be entitled to receive funds from the Trust Account and only (1) in the event of a liquidation of the Trust Account to any holders of our Public Shares acquired in connection with (a) our dissolution, (b) our redemption of 100% of the outstanding Public Shares acquired in the IPO if we have not completed an initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), or (c) the termination of our existence if we are unable to consummate an initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), pursuant to the terms of the investment management trust agreement governing the Trust Account or (2) in the event a holder of Public Shares acquired in our IPO demands conversion of or tenders such Public Shares, subject to the terms described herein;
•	if we enter into an initial Business Combination with a prospective target business that is affiliated with our Sponsor, our directors or officers, including (1) an entity in which any of the foregoing or their affiliates are currently officers or directors or (2) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them (except for an entity in which any of the foregoing or their affiliates are currently passive investors and hold in the aggregate 1% or less of the outstanding common stock), we must obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority that such initial Business Combination is fair to us from a financial point of view;
•	we cannot enter into an initial Business Combination with another blank check company or a similar company with nominal operations;
⋅
if any amendment is made to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem, convert or tender 100% of the public shares acquired in the IPO if we have not consummated an initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), the public stockholders shall be provided with the opportunity to redeem, convert or tender such public shares upon the approval of any such amendment, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, less franchise and income taxes payable, divided by the number of then outstanding Public Shares;

•	if we are unable to close our initial Business Combination within 21 months from the date of our prospectus (October 24,2013), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account (less franchise and income taxes to the extent they may be paid from interest earned on the Trust Account), and then seek to dissolve and liquidate;
⋅	upon the consummation of the IPO, $10.55 per share was placed into the Trust Account;
•	we may not close any other Business Combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial Business Combination;
⋅
prior to our initial Business Combination, we may not issue (1) any shares of common stock or any securities convertible into common stock (other than working capital loans which are not convertible until after our initial Business Combination), or (2) any securities that participate in any manner in the proceeds of the Trust Account, or that vote as a class with the Public Shares on our initial Business Combination;

•	if we permit our stockholders to convert their Public Shares in conjunction with a stockholder vote on an initial Business Combination or provide our stockholders with the opportunity to sell their Public Shares to us by means of a tender offer, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares; and
⋅
the doctrine of corporate opportunity will not apply with respect to any of our officers or directors, or their respective affiliates in circumstances where the application of such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of 65% of our outstanding shares of common stock, other than the provision waiving the doctrine of corporate opportunity with respect to any of our officers or directors, or their respective affiliates, which cannot be amended without the approval of a majority of our outstanding shares of common stock. Our Sponsor, its affiliates, and our officers and directors own, in the aggregate, 28.5% of our shares of common stock. In the event we seek stockholder approval in connection with our initial Business Combination, our amended and restated certificate of incorporation provides that we may close our initial Business Combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting. Any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders, and the ability of the stockholders to consent in writing to the taking of any action is hereby specifically denied. Notwithstanding the foregoing, until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 15% of the total number of shares of our common stock outstanding, any action required or permitted to be taken at any special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by or on behalf of the holders of our outstanding common stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a special meeting of stockholders at which all shares our common stock were present and voted and shall be delivered to us by delivery to our registered office in Delaware, our principal place of business, or to our officer or agent having custody of the book in which proceedings of our meetings of stockholders are recorded.

Sponsor Provisions

Our amended and restated certificate of incorporation and bylaws provide our Sponsor and its Sponsor representatives serving on our board of directors with certain rights and continue following the consummation of our initial Business Combination so long as our Sponsor continues to hold a significant ownership stake in us. Specifically, our amended and restated certificate of incorporation and bylaws provide, among other things:

•	Sponsor director representatives. Until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 15% of the our common stock outstanding and except as otherwise required by applicable law, the amended and restated certificate of incorporation or the rules and regulations of any securities exchange or quotation system on which our securities are listed or quoted for trading, our Sponsor with right to designate a number of director nominees to our board of directors (which we refer to as a Sponsor representative) equal to (rounded up to the nearest whole number of Sponsor representatives) the percentage of our outstanding common stock beneficially owned by our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act). Each such Sponsor representative may sit on any committee(s) of his or her choice on our board of directors , provided that he or she meets the membership requirements specified by the SEC and the securities exchange or quotation system on which our securities are listed or quoted for trading. In addition, vacancies in our board of directors or any committees thereof held by a Sponsor representative may only be filled by a designated nominee of our Sponsor.
⋅
Calling stockholder meetings.  Until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 20% of our common stock outstanding, any special meeting of stockholders may be called by stockholders beneficially owning, in the aggregate, 20% or more of our common stock outstanding. Otherwise, stockholders may not call a meeting of stockholders.

•	Stockholder written consent in lieu of a meeting. Until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 15% of the total number of shares of our common stock outstanding, any action required or permitted to be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. In any other case, a consent in writing by our stockholders would be prohibited.
⋅
Quorum.  Except as otherwise required by law, our amended and restated certificate of incorporation or the rules and regulations of the NASDAQ, at all meetings of our board of directors or any committee thereof, a quorum shall consist of majority of our board of directors or a majority of the directors constituting such committee, as the case may be, which must include the chairman of our board of directors for so long as he or she is a Sponsor representative and if not, then at least one (1) Sponsor representative serving on our board of directors to the extent there are any Sponsor representatives serving on our board of directors.

•	Amendments. The foregoing rights attributable to our Sponsor and any Sponsor representative set forth in the amended and restated certificate of incorporation and bylaws may not be amended by our board of directors without the approval of the chairman of our board of directors for so long as he or she is a Sponsor representative, and if not, then at least one (1) Sponsor representative for so long as at least one (1) Sponsor representative serves on our board of directors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial Business Combination or enter into a tender offer may delay the completion of a transaction; and
⋅	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for our initial Business Combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial Business Combination, we may not have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the Business Combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the closing of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our common stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation or tender offer materials sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS. A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item. However, factors that could cause our actual results to differ materially from those in this Annual Report include any of the risks described in our prospectus as filed with the SEC on October 25, 2013. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We currently maintain our principal executive offices at 11921 Freedom Drive, Suite 550, Two Fountain Square, Reston, Virginia 20190. The cost for this space is included in the $10,000 per-month fee our Sponsor charges us for general and administrative services pursuant to a letter agreement between us and our Sponsor. We believe, based on fees for similar services in the Washington, D.C. or New York metropolitan areas, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.    Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

___________________________

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since October 24, 2013, our common stock, par value $0.0001 per share, trades on the NASDAQ under the symbol “GDEF”.  The following table set forth, for the calendar quarter indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ.

Quarter ended	High	Low
December 31, 2013	$11.39	$10.00

(1)	Represents the high and low sale prices for our shares of common stock from October 24, 2013, the date that our common stock first became tradable.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The following graph compares the cumulative total return for our common stock from October 24, 2013, the date our common stock first became tradable, through December 31, 2013 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on October 24, 2013 in our common stock and $100 invested at that same time in each of the two listed indices.

Global Defense & National Security Systems, Inc. vs S&P 500 & DJIA

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

Unregistered Sales

 On July 19, 2013, our Sponsor purchased the Sponsor’s Shares (2,003,225 shares of the Company’s common stock) for $25,000, or approximately $.0125 per share.  Of the total Sponsor’s Shares, 50% of such shares will be released from escrow six months after the closing of the Business Combination. The remaining 50% of the Sponsor’s Shares will be released from escrow one year after the closing of the Business Combination. Prior to the conclusion of such escrow periods, the Sponsor’s Shares will not be transferred, assigned, sold or released from escrow, subject to certain limited exceptions, including transfers (1) to our officers, directors and employees, to the Sponsor’s affiliates or its members upon its liquidation, (2) to relatives and trusts for estate planning purposes, (3) by virtue of the laws of descent and distribution upon death, (4) pursuant to a qualified domestic relations order, (5) by certain pledges to secure obligations incurred in connection with purchases of our securities or (6) by private sales made in connection with the closing of a Business Combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and mandatory redemption, as the case may be. The sale of the Sponsor’s Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On October 29, 2013, the Company also consummated, simultaneously with the IPO, the private sale of 721,500 Private Placement Shares to our Sponsor at a price of $10.00 per share (for an aggregate purchase price of $7,215,000). The Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions, including (i) to any member of our Sponsor (“Sponsor Member”), (ii) by gift to a member of the Sponsor Member’s immediate family for estate planning purposes or to a trust, the beneficiary of which is our Sponsor or a member of the Sponsor Member’s immediate family, (iii) if the Sponsor Member is not a natural person, by gift to a member of the immediate family of such Sponsor Member’s controlling person for estate planning purposes or to a trust, the beneficiary of which is our Sponsor’s controlling person or a member of the immediate family of such Sponsor Member’s controlling person, (iv) by virtue of the laws of descent and distribution upon death of the Sponsor Member, or (v) pursuant to a qualified domestic relations order; in each case where the transferee agrees to the terms of the private placement agreement governing such Private Placement Shares and the letter agreement signed by our Sponsor transferring such Private Placement Shares and such other documents as we may reasonably require. Until 30 days after the completion of the Business Combination, our Sponsor shall not pledge or grant a security interest in its Private Placement Shares or grant a security interest in our Sponsor’s rights under the private placement agreement governing such Private Placement Shares. The sale of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

Net proceeds of $72,795,000 from the IPO and simultaneous private placements of the Private Placement Shares are being held in the Trust Account. An amount initially equal to 105.5% of the gross proceeds of the IPO is being held in the Trust Account and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

 Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of the Company's prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 21 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

As of December 31, 2013, after giving effect to our IPO and our operations subsequent thereto, approximately $72,180,956 was held in the Trust Account and we had approximately $827,541 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 6.    Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

Income Statement Data

For the Period
July 3, 2013
(Inception)
through
December 31,
2013
Loss from operations	$(101,089)
Interest income	15,956
Loss before provision for taxes	(85,133)
Provision for income taxes	-
Net loss attributable to common stockholders	$(85,133)
Weighted average number of shares of common stock outstanding—basic and diluted	1,133,181
Net loss per common share—basic and diluted	$(0.10)

Balance Sheet Data

December 31,
2013
Cash and cash equivalents	$827,541
Prepaid expenses	128,771
Cash and investments held in Trust Account	72,810,956
Total assets	$73,767,268
Total liabilities	$2,022,542
Common stock subject to redemption	66,744,725
Total stockholders’ equity	5,000,001
Total liabilities and stockholders’ equity	$73,767,268

As of December 31, 2013 the total assets amount includes approximately $72,810,956 being held in the Trust Account, $70,913,456 of which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report, with $1,897,500 in deferred underwriting fees payable upon consummation of a Business Combination and the remaining $827,541 being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders.

If we seek stockholder approval of any Business Combination, we will offer holders of our Public Shares the right to have his, her or its Public Shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination. We will close our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 6,326,513 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.55 (not taking into account taxes that may be due or interest earned on the Trust Account) and we could still close a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the Public Shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-K.

This Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this annual report on Form 10-K on the beliefs and assumptions of management and information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We are a blank check development stage company organized under the laws of the State of Delaware on July 3, 2013. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We have also neither engaged in any operations nor generated any revenue to date.

Liquidity and Capital Resources

On July 19, 2013, our sponsor, Global Defense & National Security Holdings LLC, a Delaware limited liability company (“Sponsor”) purchased 2,003,225 shares (the “Sponsor’s Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) to the Sponsor (the “Sponsor’s Shares”) for an aggregate purchase price of $25,000, or approximately $.0125 per share.

On October 29, 2013, we consummated our initial public offering (the “IPO”) of 6,900,000 shares (the “Public Shares”) of the Common Stock, including 900,000 shares of Common Stock issued pursuant to the full exercise of the underwriters’ over-allotment option. The Public Shares were sold at a price of $10.00 per share, generating gross proceeds to the Company of $69,000,000.

Simultaneously with the closing of the IPO, the Company completed the private sale of 721,500 shares of Common Stock (“Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share, to our Sponsor generating gross proceeds to the Company of $7,215,000. A total of $72,795,000 comprised of approximately $65,580,000 of the proceeds from the IPO, including approximately $1,897,500 of underwriters’ deferred discount, and the proceeds of the sale of the Private Placement Shares were placed in the Trust Account.

As of December 31, 2013, approximately $72,810,956 was held in the Trust Account and we had approximately $827,541 of unrestricted cash was available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of our net assets (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses or undertake additional acquisitions.

We may issue additional capital stock or debt securities to finance a Business Combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;
•      will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may result, among other things, in the resignation or removal of one or more of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;
•      acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;
•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and
•      our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Through December 31, 2013, our efforts have been limited to organizational activities, activities relating to our IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues other than interest income earned on the proceeds of our private placement and initial public offering. For the period ended December 31, 2013, we earned approximately $15,956 in interest income, all of which was received into the Trust Account.

As of December 31, 2013, we had approximately $15,956 of unrestricted interest earned on the funds held in the Trust Account available to us to pay for franchise and income taxes. The following table shows the total funds held in the Trust Account through December 31, 2013:

Net proceeds from our initial public offering and private placement	$74,865,000
Payment of underwriters' compensation	(2,070,000)
Total interest received to date	15,956
Less total interest disbursed to us for working capital through December 31, 2013	-
Total funds held in the Trust Account through December 31, 2013	$72,810,956

For the period ended December 31, 2013, we paid or incurred an aggregate of approximately $101,089 in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	miscellaneous expenses and;
•	payment of premiums associated with our director’s and officer’s insurance.

We believe that we will have sufficient funds to allow us to operate through December 31, 2014, assuming that a Business Combination is not consummated during that time. Over this time period, we anticipate incurring expenses for the following purposes:

•	payment of premiums associated with our director’s and officer’s insurance;
•	due diligence and investigation of prospective target businesses;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	structuring and negotiating a Business Combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and
•	other miscellaneous expenses.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Off-Balance Sheet Arrangements

None.

Item 7A.        Quantitative and Qualitative Disclosure About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. We have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of December 31, 2013, approximately $70,913,456 (excluding approximately $1,897,500 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $1,897,500 of deferred underwriting discounts) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of December 31, 2013, the effective annualized interest rate payable on our investments was approximately 0.09%.

We have not engaged in any hedging activities since our inception on July 3, 2013. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are set forth on the pages indicated at Item 15(a).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we, including our chief executive officer, who also serves as our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

Item 9B.    Other Information

None.

PART III
___________________________

Item 10.       Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Certain information, as of March 14, 2014, with respect to each of the current officers and directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became an officer or director.

The business address of director listed below is 11921 Freedom Drive, Suite 550, Two Fountain Square, Reston, Virginia 20190.

			Year
Name	Age	Position	Appointed/Elected
Damian Perl	45	Chairman of the Board	2013
Dale R. Davis	53	Chief Executive Officer, President and Director	2013
Craig Dawson	38	Chief Financial Officer, Treasurer and Director	2013
Frederic Cassis	34	Secretary and Director	2013
Gavin Long	38	Senior Vice President, Corporate Development	2013
Dean G. Popps	66	Director	2013
Hon. David C. Gompert	67	Director	2013
Dr. John Gannon	69	Director	2013

Damian Perl, Chairman of the Board

Mr. Perl has been the Chairman of the Board of Directors since August 2013. He is the founder, Chairman and Chief Executive Officer of Global Strategies Group (“GLOBAL”). In this capacity, Mr. Perl acquired SFA, Inc. and The Analysis Corporation in 2007, rebranding them as Global Defense Technology & Systems, Inc. Mr. Perl became a director of Global Defense Technology & Systems, Inc. in April 2009 and was instrumental in its initial public offering in November 2009. While Mr. Perl was on its Board, Global Defense Technology & Systems, Inc. made two further acquisitions prior to its sale in April 2011 to Ares Management LLC. Prior to 1998, Mr. Perl worked on a consultancy basis in the risk management field for industry clients drawn from the energy and mining sectors. Mr. Perl began his career with the British military, serving in both the Royal Marines Commandos and in Special Forces. Mr. Perl is a member of the SAS Regimental Association, the Emerging Markets Private Equity Association and the International Institute for Strategic Studies. He holds a degree in Physiology and Biomechanics. Mr. Perl brings to our Board of Directors fifteen years of experience as an investor, operator and mentor in the defense and national security sectors, as well as experience as a counter-terrorism and counter-insurgency advisor.

Dale R. Davis, Chief Executive Officer, President and Director

Mr. Davis has been our Chief Executive Officer, President and Director since July 2013. His principal role within Global Strategies Group is Executive Vice President (Operations), and he is a member of the executive board. Mr. Davis’ role within Global Strategies Group also includes oversight of Global Strategies Group corporate development. Mr. Davis joined GLOBAL in February 2006 as the Managing Director of Global Integrated Security (Middle East). In 2010, he was Executive Director, National Security Initiatives for GLOBAL before taking up his current post. Prior to joining GLOBAL, Mr. Davis was Security and Brand Enforcement Manager, Middle East, for British American Tobacco between 2004 and 2006. Between 2003 and 2005, he was Adjunct Professor at the Joint Special Warfare University, and prior to that was Director of International Programs at the Virginia Military Institute. Mr. Davis served between 1983 and 1995 as a U.S. Marine Officer with command and staff assignments across Asia and the Middle East. Mr. Davis serves on the Advisory Board of the Council of American Colleges Abroad as well as the Advisory Board of the Department of International Studies, Virginia Military Institute. He holds a B.S. in Electrical Engineering from Virginia Military Institute and an M.A. in National Security Affairs from the Naval Postgraduate School. Mr. Davis brings to our Board of Directors thirty years of experience in the defense and national security sectors and ten years of commercial operations and profit and loss leadership experience.

Craig Dawson, Chief Financial Officer, Treasurer and Director

Mr. Dawson has been our Chief Financial Officer and Treasurer since July 2013. In his principal role within Global Strategies Group as Director of Finance, Mr. Dawson heads Global Strategies Group’s treasury and taxation functions and serves as the technical financial reporting expert for GLOBAL under IFRS. He is also a Director of Global Strategies Group. He joined Global Strategies Group in 2009, leading its financial reporting and treasury support team in the initial public offering of Global Defense Technology & Systems, Inc. From 2004 to 2009, Mr. Dawson held a number of managerial positions with Deloitte LLP working in the U.S., U.K. and South Africa. Mr. Dawson is a member of the South African Institute of Chartered Accountants, and holds a B.Com in Accounting from the Nelson Mandela Metropolitan University. Mr. Dawson brings to our Board of Directors well-developed business and financial acumen.

Frederic Cassis, Secretary and Director

Mr. Cassis has been our Secretary and Director since July 2013. In his principal role within Global Strategies Group as the Director of Legal and Compliance, he is responsible for overseeing GLOBAL’s corporate structure, legal affairs and regulatory compliance, and he is a member of the executive board. He joined GLOBAL in July 2008, initially as the lead commercial lawyer for GLOBAL’s Middle East operations headquartered in Dubai. Subsequently, Mr. Cassis assumed responsibility for regulatory compliance, corporate governance and host government engagement for the region. Prior to joining GLOBAL, he practiced as a corporate and commercial litigation lawyer in Australia between 2004 and 2008. Mr. Cassis holds an LL.B. (Honors) and a B.Bus (Finance). He is admitted to practice law both in Australia and in England and Wales. Mr. Cassis brings to our Board of Directors well-developed business and legal acumen.

Gavin Long, Senior Vice President, Corporate Development

Mr. Long has been our Senior Vice President, Corporate Development since October 2013. Since 2013, Mr. Long has been Senior Vice President, Corporate Development, Global Strategies Group. Between 2010 and 2013, Mr. Long was a Partner and Managing Director at Civitas Group, a strategy and management consultancy focused on the national security sector. While at Civitas, Mr. Long helped formulate M&A strategies for many of the large defense contractors. Between 2008 and 2010, Mr. Long was Director of Strategy, Development and Planning for BAE Systems, working to establish the U.S. intelligence and security line of business. Prior to BAE Systems, Mr. Long was a Vice President with Imperial Capital, a New York and Los Angeles-based, full service investment bank, between 2004 and 2008. He joined Imperial Capital via the acquisition of USBX Inc., a national security market-focused M&A boutique. Mr. Long has participated in over forty transactions, with an aggregate value of over $4 billion. He began his career with Arthur Andersen Corporate Finance, where he was a part of the Technology M&A practice between 1998 and 2001. Mr. Long holds a B.A. in Philosophy from Appalachian State University.

Dean G. Popps, Director

Mr. Popps has been our Director since August 2013. Between 2010 and 2013, Mr. Popps has been self-employed as a senior advisor, consultant, corporate director and lawyer to the defense industry. Since 2013, he has served as a Director of Global Integrated Security (USA) Inc., the U.S. security services business of Global Strategies Group. He is Of Counsel to the law firm of Fluet Huber+Hoang, Co-Chairman of the Strategic Materials Advisory Council, and a Board member of Eutelsat America Corporation. Between 2004 and 2010, Mr. Popps served as both the Acting Assistant and Principal Deputy Secretary of the Army for Acquisition, Logistics and Technology and the Army Acquisition Executive. In these roles, he acted as the Service Acquisition Executive alongside counterparts in the Navy and the Air Force, the Science Advisor to the Secretary of the Army, and the Army’s Senior Research and Development official, and had principal oversight of all Department of the Army matters related to logistics. Mr. Popps led the execution of the Army’s acquisition function, including more than 600 Army and Joint Programs. In 2003, Mr. Popps was recruited from the private sector to join the Department of Defense’s Coalitional Provisional Authority (“CPA”) in Baghdad, Iraq, where he served as Director of Industrial Conversion to the Coalition. He also served on the CPA’s Iraq Transition Planning Team. Mr. Popps worked in the private sector as a CEO, senior executive, attorney, and consultant for two decades prior to entering government service in 2003. Mr. Popps serves on the Board of Directors of the Vietnam Assistance Project, a non-profit organization involved in UXO (unexploded ordnance) awareness. Mr. Popps brings to our Board of Directors experience in senior roles in the defense and national security sectors, significant business experience, and experience as an attorney and consultant to the private sector.

The Hon. David C. Gompert, Director

Mr. Gompert has been our Director since August 2013. Currently, he is Distinguished Visiting Professor for National Security Studies at the United States Naval Academy and Adjunct Senior Fellow of the RAND Corporation. Mr. Gompert has served as a Director of Global Integrated Security (USA) Inc., the U.S. security services business of Global Strategies Group, since 2011. Between 2009 and 2011, Mr. Gompert was with the Office of the Director of National Security, initially as the Principal Deputy Director. In 2010, he served as Acting Director of National Intelligence, providing strategic oversight of the U.S. Intelligence Community, and serving as President Barack Obama’s chief intelligence advisor. Between 2004 and 2009, Mr. Gompert was a Senior Fellow at the RAND Corporation and Distinguished Research Professor at the Center for Technology and National Security Policy, National Defense University. From 2003 to 2004, he served as the Senior Advisor for National Security and Defense, Coalition Provisional Authority, Iraq. He served as President of RAND Europe from 2000 to 2003, and was Vice President of RAND and Director of the National Defense Research Institute from 1993 to 2000. Mr. Gompert was a special assistant to former President George H. W. Bush, as well as the senior director for Europe and Eurasia on the staff of the National Security Council from 1990 to 1993. At Unisys from 1989 to 1990, he was president of the systems management group and vice president for strategic planning and corporate development. From 1983 to 1989, he was AT&T’s vice president of civil sales and programs, and its director of international market planning. Mr. Gompert held several senior positions at the State Department from 1975 to 1983, including deputy to the under secretary for political affairs, deputy director of the Bureau of Political-Military Affairs and special assistant to former Secretary of State Henry Kissinger. He is Chairman of the Advisory Board of the Institute for the Study of Early Childhood Education, a Trustee of Hopkins House Academy, and a member of the Advisory Board of the Naval Academy Center for Cyber Security Studies. Mr. Gompert is also currently a Distinguished Adjunct Professor at Virginia Commonwealth University and a Member of the American Academy of Diplomacy. He holds a B.S. in Engineering from the U.S. Naval Academy and a M.P.A. from Princeton University’s Woodrow Wilson School of Public and International Affairs. Mr. Gompert brings to our Board of Directors experience in senior roles in the defense and national security sectors and private sector executive leadership experience.

Dr. John Gannon, Director

Dr. Gannon has been our Director since August 2013. Currently, he is an adjunct professor at Georgetown University, where he teaches a graduate course in the National Security Studies Program of the School of Foreign Service. He is also the Vice President for Mission Technology at CENTRA Technology in Arlington, Virginia, and has served as a Director of Global Integrated Security (USA) Inc., the U.S. security services business of Global Strategies Group, since 2012. From 2005 to 2012, Dr. Gannon was a senior executive at BAE Systems, where he established the Global Analysis business area and retired as the President of the company’s Intelligence and Security Sector. Previously, Dr. Gannon served in senior analytic positions at the CIA and in the U.S. intelligence community, including as Deputy Director for Intelligence at the CIA, Chairman of the National Intelligence Council and Assistant Director of Central Intelligence for Analysis and Production. From 2002 to 2003, he was the team leader for intelligence in the White House Transition Planning Office establishing the new Department of Homeland Security. Dr. Gannon also served as the staff director of the House of Representatives Select Committee on Homeland Security. Dr. Gannon serves on the Board of Directors of Voices of September 11th and the Center for National Policy. He is a founding member of the Bipartisan Policy Center’s National Security Preparedness Group and is a member of the National Academies of Science Division Committee on Engineering and Physical Sciences. Dr. Gannon holds a B.A. in Psychology from Holy Cross College and an M.A. and a Ph.D. in History from Washington University in St. Louis. He is a former naval reserve captain and Vietnam veteran. He has served as a member of the Falls Church City Council, Chairman of the Falls Church Planning Commission, and a member of the Falls Church Economic Development Commission. Dr. Gannon brings to our Board of Directors experience in senior roles in the defense and national security sectors and private sector executive leadership experience.

Number and Terms of Office of Director

Our amended and restated certificate of incorporation and bylaws provide that our directors shall be elected by a plurality of the votes cast at each annual meeting of stockholders and shall hold office until the next annual meeting and until his or her successor shall be elected and shall qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office.

Notwithstanding the foregoing, until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 15% of the total number of shares of our common stock outstanding and except as otherwise required by applicable law (including that each of our directors exercise his or her fiduciary duties and responsibilities to us) or the rules and regulations of any securities exchange or quotation system on which our securities are listed or quoted for trading, our Sponsor shall have the right to nominate a number of Sponsor representatives equal to the percentage of our outstanding common stock beneficially owned by our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act), where such number of Sponsor representatives shall be rounded up to the nearest whole number for any fraction that may result. Each Sponsor representative serving on the Board of Directors may sit on any committee(s) of our board of directors of his or her choice, provided that he or she meets the membership requirements specified by the SEC and the securities exchange or quotation system on which our securities are listed or quoted for trading.

Our existing stockholders have not agreed to vote their shares in favor of the re-election of any member of our Board of Directors.

Audit Committee

We established an audit committee of the Board of Directors which consists of consist of Dr. Gannon, as Chairperson, and Messrs. Dawson and Popps. Our Board of Directors has determined that each of Dr. Gannon and Mr. Popps is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

⋅
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

⋅	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
⋅	discussing with management major risk assessment and risk management policies;
⋅	monitoring the independence of the independent auditor;
⋅	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
⋅	reviewing and approving all related-party transactions;
⋅	inquiring and discussing with management our compliance with applicable laws and regulations;
⋅	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
⋅	appointing or replacing the independent auditor;
⋅
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

⋅
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

⋅	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ listing rules. The NASDAQ listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Dr. Gannon and Mr. Dawson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We established a nominating committee of the board of directors, which consists of Mr. Perl, as Chairperson, Mr. Gompert and Dr. Gannon. Because we intend to apply to list our common stock on NASDAQ in connection with our initial public offering, we have twelve months from the date our common stock is first listed on NASDAQ to comply with the nominating committee composition requirements of NASDAQ Rule 5605(e)(1)(B). The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
•	Unless we close our initial Business Combination, our officers, directors and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds held outside the Trust Account.
⋅
The Sponsor’s shares beneficially owned by our Sponsor will be released from escrow only if our initial Business Combination is successfully completed. Additionally, our Sponsor will not receive liquidation distributions with respect to any of its Sponsor’s shares or private placement shares. Furthermore, our Sponsor has agreed that the private placement shares will not be sold or transferred by it until after we have completed our initial Business Combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect our initial Business Combination with.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. The above mentioned conflicts may not be resolved in our favor. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors, or their respective affiliates in circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have as of the date of our amended and restated certificate of incorporation. Notwithstanding the foregoing, Global Integrated Security (USA) Inc. has granted us a “right of first refusal” with respect to any agreement to purchase or invest in any company or business in the U.S. defense and national security sectors with an acquisition cost of $40 million or greater.

Members of our management team also have fiduciary obligations to Global Integrated Security (USA) Inc., the U.S. security services business of Global Strategies Group and an affiliate of our Sponsor. In order to minimize potential conflicts, or the appearance of conflicts, which may arise from these affiliations, Global Integrated Security (USA) Inc. has granted us a “right of first refusal” with respect to any agreement to purchase or invest in any company or business in the U.S. defense and national security sectors with an acquisition cost of $40 million or greater. Pursuant to this right of first refusal, we will be entitled to pursue any such potential transaction opportunity in the U.S. defense and national security sectors with an acquisition cost of $40 million or greater unless and until a majority of our directors have determined for any reason that we will not pursue such opportunity. If a majority of our directors has determined that we will not pursue such opportunity, we will release Global Integrated Security (USA) Inc. from this right of first refusal so that it can explore such opportunity. This right of first refusal will expire upon the earlier of: (1) our closing of an initial Business Combination and (2) 21 months from the date of our prospectus (October 24, 2013). Furthermore, we have agreed that any target company with respect to which Global Integrated Security (USA) Inc. currently invests or has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of the IPO will not be a potential acquisition target for us, unless Global Integrated Security (USA) Inc. declines to pursue an investment in such company.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Affiliated Company	Name of Individual(s)	Priority/Preference relative to Global Defense & National Security Systems, Inc.
Global Strategies Group and its affiliates	Damian Perl, Dale R. Davis, Craig Dawson, Frederic Cassis, Gavin Long
Messrs. Perl, Davis, Dawson, Cassis, and Long would be required to present all business opportunities which are suitable for Global Strategies Group and its affiliates to Global Strategies Group and its affiliates prior to presenting them to us. Global Strategies Group is a privately held defense and national security business.

Notwithstanding the foregoing, for acquisitions in the U.S. defense and national security sectors in excess of $40 million, we will have a right of first refusal from Global Integrated Security (USA) Inc.

Global Integrated Security (USA) Inc.	Dr. John Gannon, David Gompert, Dean Popps
Dr. Gannon and Messrs. Gompert and Popps will be required to present all business opportunities which are suitable for Global Integrated Security (USA) Inc. to Global Integrated Security (USA) Inc. prior to presenting them to us. Global Integrated Security (USA) Inc. is the U.S. security services business of Global Strategies Group.

Notwithstanding the foregoing, for acquisitions in the U.S. defense and national security sectors in excess of $40 million, we will have a right of first refusal from Global Integrated Security (USA) Inc.

CENTRA Technology, Inc.	John Gannon
Dr. Gannon may be required to present all business opportunities which are suitable for CENTRA Technology, Inc. to CENTRA Technology, Inc. prior to presenting them to us. CENTRA Technology, Inc. is a company providing security, analytic, technical, engineering, and management support to the government and private sectors.

SDL plc	John Gannon	Dr. Gannon will be required to present all business opportunities which are suitable for SDL plc to SDL plc prior to presenting them to us. SDL plc is a machine language translation company.

Eutelsat America Corporation	Dean Popps
Mr. Popps will be required to present all business opportunities which are suitable for Eutelsat America Corporation to Eutelsat America Corporation prior to presenting them to us. Eutelsat America Corporation is a provider of satellite communications.

If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor, as well as all of our officers and directors, have agreed to vote any shares held by them in favor of our initial Business Combination. In addition, our Sponsor has agreed to waive its rights to participate in any liquidation distribution with respect to the Sponsor’s Shares and Private Placement Shares. If they purchase Public Shares in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the closing of our initial Business Combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to close our initial Business Combination with an entity that is affiliated with our Sponsor or any of our officers or directors, including (1) an entity in which any of the foregoing or their affiliates are currently officers or directors or (2) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them (except an entity in which any of the foregoing or their affiliates are currently passive investors and hold in the aggregate 1% or less of the outstanding stock), unless we have obtained (1) an opinion from an independent investment banking firm which is a member of FINRA that the Business Combination is fair to our unaffiliated stockholders from a financial point of view and (2) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our Sponsor, any members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the closing of our initial Business Combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative service fee, repayment of the loan from our Sponsor in the aggregate amount of $50,000 and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations.

Item 11.       Executive Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our officers, directors, founders or any of their respective affiliates, prior to or in connection with a Business Combination. However, such individuals and entities are being reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable Business Combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any equity compensation plan.

The following table sets forth information regarding the beneficial ownership of our securities as of March 14, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group (four persons).

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of	Percentage
Name	Shares	of Class(1)	Relationship to Us
Global Defense & National Security Holdings LLC(2)	2,724,725	28.3%	Sponsor
Damian Perl(2)	2,724,725	28.3%	Chairman of the Board

(1)	Based on a total of 9,624,725 shares of the Company’s common stock issued and outstanding on March 14, 2014.

(2)
Global Defense & National Security Holdings LLC, our Sponsor, is the record holder of all of these shares. Blue Marlin Corporate Ltd is the sole member of Global Defense & National Security Holdings LLC. Mr. Davis, our Chief Executive Officer, President and director is the sole manager of Global Defense & National Security Holdings LLC but does not have voting or dispositive power over the shares of common stock held by Global Defense & National Security Holdings LLC without the consent of Blue Marlin Corporate Ltd, the sole member of Global Defense & National Security Holdings LLC. Mr. Perl, our Chairman of the Board, is the ultimate beneficial owner of Global Defense & National Security Holdings LLC and Blue Marlin Corporate Ltd, and may be considered to have beneficial ownership of Global Defense & National Security Holdings LLC’s interests in us.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

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

As of December 31, 2013, our Sponsor has advanced to us a total of $80,105 which has been used for the payment of operating expenses and costs associated with the Public Offering.

On July 19, 2013, the Company issued 2,003,225 shares of Common Stock to the Sponsor (the “Sponsor’s Shares”) for an aggregate purchase price of $25,000.

The Sponsor has agreed to waive its pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the closing of a Business Combination, (ii) if we fail to close our initial Business Combination within 21 months of the date of the Company’s prospectus (October 24, 2013)  (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our Sponsor should acquire Public Shares in or after the IPO, it will be entitled to a pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) with respect to such Public Shares if we fail to close a Business Combination within the required time period.  If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

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

All ongoing and future transactions between us and any of our officers and directors and their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. We will not enter into a Business Combination or invest alongside any of our directors, officers, any affiliate of ours or of any of our directors or officers or a portfolio company of any affiliate of our directors or officers.

Director Independence

Our Board of Directors has determined that Messrs. Popps and Gompert and Dr. Gannon are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. In general, an “independent director” is a person other than an officer or employee of ours or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors will be present.

        Item 14.    Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since inception include:

July 3, 2013
(inception) to
December 31, 2013
Audit Fees (1)	$66,500
Audit-Related Fees (2)	$-
Tax Fees (3)	$-
All Other Fees (4)	$-
Total Fees:	$66,500

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2) Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The audit committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

 ___________________________

Item 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

                The financial statements listed in the accompanying Index to the Financial Statements are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(2) Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Defense & National Security Systems, Inc.

We have audited the accompanying balance sheet of Global Defense & National Security Systems, Inc. (a development stage company) (collectively, the “Company”) as of December 31, 2013 and the related statement of operations, changes in stockholders’ equity and cash flows for the period from July 3, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Defense & National Security Systems, Inc. (a development stage company) as of December 31, 2013 and the results of its operations and its cash flows for the period from July 3, 2013 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
March 12, 2014

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(a Corporation in the Development Stage)
BALANCE SHEET
December 31, 2013

ASSETS
Current assets:
Cash	$827,541
Prepaid insurance	128,771
Total current assets	956,312
Cash and investments held in Trust Account	72,810,956
Total assets	$73,767,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,937
Due to affiliate	80,105
Total current liabilities	125,042
Deferred underwriter’s fees	1,897,500
Total liabilities	2,022,542

Common stock subject to possible redemption: 6,326,513 shares (at redemption value) at December 31, 2013	66,744,725

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized;
3,298,212 shares issued and outstanding (excluding 6,326,513 shares subject to possible redemption)	329
Additional paid-in capital	4,999,672
Deficit accumulated during the development stage	-
Total stockholders’ equity	5,000,001
Total liabilities and stockholders’ equity	$73,767,268

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(a Corporation in the Development Stage)
STATEMENT OF OPERATIONS
For the Period from July 3, 2013 (inception) to December 31, 2013

Revenue	$-
General and administrative expenses	101,089
Loss from operations	(101,089)
Interest income	15,956
Net loss attributable to common stock not subject to possible redemption	$(85,133)

Weighted average number of shares outstanding, excluding shares subject to possible redemption, basic and diluted	1,133,181
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.10)

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(a Corporation in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from July 3, 2013 (inception) to December 31, 2013

				Deficit
	Common Stock			Accumulated
			Additional	During the	Total
			Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on July 3, 2013 at approximately $0.012 per share	2,003,225	$200	$24,800	$-	$25,000

Proceeds from private placement of 721,500 shares	721,500	72	7,214,928	-	7,215,000

Proceeds from public offering of 6,900,000 shares, net of offering expenses	6,900,000	690	68,999,310	-	69,000,000

Underwriters’ discount and offering expenses	-	-	(4,410,141)	-	(4,410,141)

Net proceeds subject to possible redemption of 6,326,513 shares	(6,326,513)	(633)	(66,829,225)	85,133	(66,744,725)

Net loss attributable to common stock not subject to possible redemption	-	-	-	(85,133)	(85,133)

Balances at December 31, 2013	3,298,212	$329	$4,999,672	$-	$5,000,001

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(a Corporation in the Development Stage)
STATEMENT OF CASH FLOWS
For the Period from July 3, 2013 (inception) to December 31, 2013

Cash Flows From Operating Activities:
Net loss	$(85,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	(128,771)
Accounts payable and accrued expenses	44,937
Net cash used in operating activities	(168,967)

Cash Flows from Investing Activities:
Change in investments held in trust	(72,810,956)
Cash used in investing activities	(72,810,956)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	80,105
Payment of underwriting fees	(2,070,000)
Proceeds from sale of shares to Sponsor	25,000
Proceeds from public offering	69,000,000
Proceeds from private placement	7,215,000
Payment of offering costs	(442,641)
Net cash provided by financing activities	73,807,464

Increase in cash	827,541
Cash at beginning of period	-
Cash at end of period	$827,541

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriters’ fee	$1,897,500

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
(a Corporation in the Development Stage)
NOTES TO THE FINANCIAL STATEMENTS

1.             DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Global Defense & National Security Systems, Inc. (a development stage company) (the “Company”) is an organized blank check company incorporated in Delaware on July 3, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

At December 31, 2013, the Company had not commenced any operations. All activity through December 31, 2013 relates to the Company’s formation, the initial public offering (“public offering”) described below in Note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

The registration statement for the public offering was declared effective on October 24, 2013. The Company consummated the public offering on October 29, 2013 and received net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to Global Defense & National Security Holdings LLC, a Delaware limited liability Company (the “sponsor”) ( the “private placement”—Note 4).

The underwriters also exercised their overallotment option on consummation of the public offering on October 29, 2013. The above net proceeds include $9,495,000 as a result of the overallotment, which includes $765,000 additional private placement.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Public Offering (as defined in Note 3 below), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Net proceeds of $72,795,000 from the public offering and simultaneous private placements of the placement shares (as described below in Note 4) is being held in a trust account in the United States maintained by American Stock Transfer & Trust Company, acting as trustee. An amount equal to a percentage of the gross proceeds of the Public Offering will be held in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with our initial Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding ordinary shares that are voted are voted in favor of the Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to have their shares of our Common Stock converted to cash upon the consummation of our initial Business Combination at a per-share price equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for the payment of taxes, divided by the number of then outstanding shares of Common Stock that were sold in the Public Offering, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of Common Stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholder, Global Defense & National Security Holdings LLC (the “Sponsor”) has agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its Sponsor’s Shares (as defined in Note 4 below), Private Placement Shares (as defined in Note 3 below) and any Public Shares held, in favor of approving a Business Combination.

Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of our prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 21 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

The Sponsor has agreed to waive its rights to receive any cash proceeds distributed by the Company with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the consummation of a Business Combination, (ii) if we fail to consummate our initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our Sponsor should acquire Public Shares in or after the Public Offering, it will be entitled to receive its pro rata share of cash proceeds distributed by the Company with respect to such Public Shares if we fail to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not consummate a Business Combination within 21 months from the date of our prospectus (October 24, 2013) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the conversion of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share of Common Stock in the Public Offering.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements as of December 31, 2013 and the results of operations and cash flows for the period from July 3, 2013 (inception) to December 31, 2013 are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At December 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity to December 31, 2013 relates to the Company’s formation, the Public Offering, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters. Following such offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

Securities held in Trust

The Company classifies investment in short-term treasury securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities”, as the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that the Company deems to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest income” line item in the statement of operations. Interest income is recognized when earned.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering” whereby offering costs incurred prior to the initial public offering were capitalized and then charged to stockholders’ equity upon the completion of the offering. Accordingly, at December 31, 2013, offering costs of approximately $4,410,000 (including $2,070,000 of underwriter fees paid at closing and $1,875,000 of deferred underwriting compensation) have been charged to stockholders’ equity upon completion of the Public Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net profit/loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2013, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted profit/loss per common share is the same as basic profit/loss per common share for the period.

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

Fair value of financial instruments

The Company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

				Significant Other
		Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable	Inputs
Description	2013	(Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Cash equivalents held in Trust Account	$72,810,956	$72,810,956	$-	$-

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

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

There were no unrecognized tax benefits as of December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Redeemable common stock

All of the common shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/ stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against accumulated deficit and in the absence of accumulated deficit, by charges against paid-in capital.

Accordingly, at December 31, 2013, 6,326, 513 of the Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at December 31, 2013).

3.	PUBLIC OFFERING

The Public Offering called for the Company to offer for sale 6,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share (or 6,900,000 shares of Common Stock after the underwriters’ over-allotment option was exercised in full) (“Public Shares”). The Company granted the underwriters a 45 day option to purchase up to 900,000 shares of Common Stock to cover over-allotment. The overallotment option was exercised by the underwriter upon consummation on October 29, 2013. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Public Offering and the Sponsor’s Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, management has agreed that the price per Public Share sold in the Public Offering, including the proceeds of the private placement of the Private Placement Shares, will be deposited in the Trust Account and invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within 21 months from the date of our prospectus (October 24, 2013). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise. The remaining net proceeds (held outside the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The amount of proceeds not deposited in the Trust Account (after Public Offering expenses) is estimated to be $750,000 regardless of whether the over-allotment option was exercised. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

The Company has its shares listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for its Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

In connection with the Public Offering, the Sponsor purchased shares of Common Stock at a price of $10.00 per share (the “Private Placement Shares”) in a private placement which occurred simultaneously with the consummation of the Public Offering. The purchase price of the Private Placement Shares is added to the proceeds from the Public Offering held in the Trust Account. If we do not complete a Business Combination within 21 months from the date of our prospectus (October 24, 2013), the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Shares, which will expire worthless.

The Private Placement Shares will not be transferable, assignable or salable until 30 days after the consummation of our initial Business Combination, subject to certain limited exceptions, including (i) to any member of our Sponsor (“Sponsor Member”), (ii) by gift to a member of the Sponsor Member’s immediate family for estate planning purposes or to a trust, the beneficiary of which is our Sponsor or a member of the Sponsor Member’s immediate family, (iii) if the Sponsor Member is not a natural person, by gift to a member of the immediate family of such Sponsor Member’s controlling person for estate planning purposes or to a trust, the beneficiary of which is our Sponsor’s controlling person or a member of the immediate family of such Sponsor Member’s controlling person, (iv) by virtue of the laws of descent and distribution upon death of the Sponsor Member, or (v) pursuant to a qualified domestic relations order; in each case where the transferee agrees to the terms of the private placement agreement governing such Private Placement Shares and the letter agreement signed by our Sponsor transferring such Private Placement Shares and such other documents as we may reasonably require. Until 30 days after the completion of the Business Combination, our Sponsor shall not pledge or grant a security interest in its Private Placement Shares or grant a security interest in our Sponsor’s rights under the private placement agreement governing such Private Placement Shares. The sale of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

4.	OVER-ALLOTMENT OPTION EXERCISED

The Company announced on October 28, 2013 that the over-allotment option for its initial public offering was exercised and consummated to the full extent of 900,000 shares. The 6,900,000 Public Shares sold in the offering, including the 900,000 Public Shares sold pursuant to the over-allotment option, were sold at an offering price of $10.00 per share, generating gross proceeds of $69,000,000 to the Company.

5.             RELATED PARTY TRANSACTIONS

In order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans may be convertible into shares of common stock of the post Business Combination entity at the higher of a price of $10.00 and the price at the time of combination per share at the option of the lender. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2013, our Sponsor has advanced to us a total of $80,105 which has been used for the payment of operating expenses and costs associated with the Public Offering. This advance is non-interest bearing, unsecured and is due upon closing an initial Business Combination or, at the Sponsor’s discretion, convertible into shares of Common Stock at the higher of $10.00 per share and the 30-day trailing average of the closing price per share.

On July 19, 2013, the Company issued 2,003,225 shares of Common Stock to the Sponsor (the “Sponsor’s Shares”) for an aggregate purchase price of $25,000.

Simultaneously with the closing of the Public Offering, the Company completed the private sale of 721,500 shares of Common Stock (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share (including 76,500 shares from exercising of the overallotment), to the Sponsor, generating gross proceeds to the Company of $7,215,000 (including additional $76,500 as a result of the overallotment being exercised). The Private Placement Shares are identical to the shares sold in the Public Offering, except that the Sponsor has agreed (1) to vote the Private Placement Shares in favor of any proposed business combination, and (2) not to convert any Private Placement Shares in connection with a stockholder vote to approve any proposed initial Business Combination or to sell any Private Placement Shares to the Company pursuant to any tender offer in connection with any proposed initial Business Combination. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination.

The Sponsor’s Shares are identical to the Public Shares, except that (1) the Sponsor’s Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our Sponsor has agreed: (i) to waive its redemption rights with respect to its Sponsor’s Shares, Private Placement Shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive its redemption rights with respect to its Sponsor’s Shares and Private Placement Shares if we fail to consummate a Business Combination within 21 months from the date of our prospectus (October 24, 2013). However, our Sponsor will be entitled to redemption rights with respect to any Public Shares it holds if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

All of the Sponsor’s Shares outstanding at Public Offering will be placed in escrow with American Stock Transfer & Trust Company, as escrow agent. Of the total Sponsor’s Shares, 50% of such shares will be released from escrow six months after the closing of the Business Combination. The remaining 50% of the Sponsor’s Shares will be released from escrow one year after the closing of the Business Combination.
The Sponsor is entitled to registration rights pursuant to a registration rights agreement signed on or before the date of the prospectus for the Public Offering. The Sponsor will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of Common Stock commencing on the date such Common Stock is released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing on the date that our securities are first listed on NASDAQ, October 24, 2013, we have agreed to pay our Sponsor a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement is being agreed to by our Sponsor for our benefit and is not intended to provide our Sponsor compensation in lieu of salary or other remuneration. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

6.	TRUST ACCOUNT

A total of $72,795,000, which includes $65,580,000 of the net proceeds from the Public Offering and $7,215,000 from the private placement, was placed in the Trust Account.

As of December 31, 2013, investment securities in the Company’s Trust Account consist of $72,780,878, invested in the “Wells Fargo Money Market Mutual Fund”, a fund which invests exclusively in U.S. government securities and another $30,078 is held as cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2013 balance sheet and adjusted for amortization or accretion of premiums or discounts.

7.             COMMITMENTS & CONTINGENCIES

The Company granted the underwriters a 45-day option to purchase up to 900,000 additional shares of Common Stock to cover the over-allotment at the initial public offering price less the underwriting discounts and commissions. This over-allotment option was exercised and consummated upon closing of the public offering on October 29, 2013.

The underwriters will be entitled to an underwriting discount of three percent (3.0%) which was paid in cash at the closing of the Public Offering, including any amounts raised pursuant to the overallotment option. In addition, the underwriters will be entitled to a deferred fee of two and three quarter percent (2.75%) of the Public Offering, including any amounts raised pursuant to the overallotment option, payable in cash upon the closing of a Business Combination.

8.	STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. At December 31, 2013, there were 9,624,725 shares of Common Stock issued and outstanding.

9.             SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through March 12, 2014, the date the financial statements were available for issuance, noting no items requiring disclosure.

Exhibit
Number	Description
1.1
Underwriting Agreement, dated October 24, 2013, between the Company and Cowen and Company, LLC, acting on its own behalf and as representative of the several underwriters referred to in Schedule A thereto. (1)**

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (4)
4.1	Specimen Common Stock Certificate (3)
10.1	Administrative Services Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.2	Registration Rights Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.3	Investment Management Trust Agreement(1)
10.4	Stock Escrow Agreement, dated October 23, 2013, among the Company, American Stock Transfer & Trust Company, and Global Defense & National Security Holdings LLC (1)
10.5	Private Placement Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.6	Right of First Refusal Agreement, dated October 23, 2013, between the Company and Global Integrated Security (USA) Inc (1)
10.7	Letter Agreement, dated October 24, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.8	Letter Agreement, dated October 24, 2013, between the Company and Frederic Cassis (1)
10.9	Letter Agreement, dated October 24, 2013, between the Company and Craig Dawson (1)
10.10	Letter Agreement, dated October 24, 2013, between the Company and John Gannon (1)
10.11	Letter Agreement, dated October 24, 2013, between the Company and David C. Gompert (1)
10.12	Letter Agreement, dated October 24, 2013, between the Company and Dean G. Popps (1)
10.13	Letter Agreement, dated October 24, 2013, between the Company and Gavin Long (1)
10.14	Letter Agreement, dated October 24, 2013, between the Company and Dale R. Davis (1)
10.15	Letter Agreement, dated October 24, 2013, between the Company and Damian Perl (1)
10.16	Loan Agreement between Blue Marlin and the Sponsor (2)
10.17	Form of Indemnification Agreement (5)
10.18	Promissory Note issued to the Sponsor (6)
14.1	Code of Ethics (6)
23.1	Consent of Rothstein Kass (3)
24.1	Power of Attorney (8)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
99.1	Audit Committee Charter (7)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase *
101.DEF	XBRL Taxonomy Definition Linkbase *

101.LAB	XBRL Taxonomy Label Linkbase *
101.PRE	XBRL Taxonomy Presentation Linkbase *

(1)	incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on November 4, 2013.

(2)	incorporated by reference to the document previously filed with Schedule 13D on November 8, 2013.

(3)	incorporated by reference to the document previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 22, 2013.

(4)	incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on October 18, 2013.

(5)	incorporated by reference to the document previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on October 7, 2013.

(6)	incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on October 2, 2013.

(7)	filed herewith.

(8)	included on signature page herein.

*
furnished herewith XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**
schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: March 14, 2014	By:	/s/ Dale R. Davis
		Name:	Dale R. Davis
		Title:	Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Dale R. Davis or Frederic Cassis as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 14, 2014	By:	/s/ Dale R. Davis
		Name:	Dale R. Davis
		Title:	Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: March 14, 2014	By:	/s/ Craig Dawson
		Name:	Craig Dawson
		Title:	Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: March 14, 2014	By:	/s/ Damian Perl
		Name:	Damian Perl
		Title:	Chairman of the Board

Date: March 14, 2014	By:	/s/ Frederic Cassis
		Name:	Frederic Cassis
		Title:	Secretary and Director

Date: March 14, 2014	By:	/s/ Gavin Long
		Name:	Gavin Long
		Title:	Director

Date: March 14, 2014	By:	/s/ Dean G. Popps
		Name:	Dean G. Popps
		Title:	Director

Date: March 14, 2014	By:	/s/ Hon. David C. Gompert
		Name:	Hon. David C. Gompert
		Title:	Director

Date: March 14, 2014	By:	/s/ Dr. John Gannon
		Name:	Dr. John Gannon
		Title:	Director

EXHIBIT INDEX

Exhibit
Number	Description
1.1
Underwriting Agreement, dated October 24, 2013, between the Company and Cowen and Company, LLC, acting on its own behalf and as representative of the several underwriters referred to in Schedule A thereto. (1)**

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (4)
4.1	Specimen Common Stock Certificate (3)
10.1	Administrative Services Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.2	Registration Rights Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.3	Investment Management Trust Agreement(1)
10.4	Stock Escrow Agreement, dated October 23, 2013, among the Company, American Stock Transfer & Trust Company, and Global Defense & National Security Holdings LLC (1)
10.5	Private Placement Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.6	Right of First Refusal Agreement, dated October 23, 2013, between the Company and Global Integrated Security (USA) Inc (1)
10.7	Letter Agreement, dated October 24, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.8	Letter Agreement, dated October 24, 2013, between the Company and Frederic Cassis (1)
10.9	Letter Agreement, dated October 24, 2013, between the Company and Craig Dawson (1)
10.10	Letter Agreement, dated October 24, 2013, between the Company and John Gannon (1)
10.11	Letter Agreement, dated October 24, 2013, between the Company and David C. Gompert (1)
10.12	Letter Agreement, dated October 24, 2013, between the Company and Dean G. Popps (1)
10.13	Letter Agreement, dated October 24, 2013, between the Company and Gavin Long (1)
10.14	Letter Agreement, dated October 24, 2013, between the Company and Dale R. Davis (1)
10.15	Letter Agreement, dated October 24, 2013, between the Company and Damian Perl (1)
10.16	Loan Agreement between Blue Marlin and the Sponsor (2)
10.17	Form of Indemnification Agreement (5)
10.18	Promissory Note issued to the Sponsor (6)
14.1	Code of Ethics (6)
23.1	Consent of Rothstein Kass (3)
24.1	Power of Attorney (8)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
99.1	Audit Committee Charter (7)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema *
101.CAL	XBRL Taxonomy Calculation Linkbase *
101.DEF	XBRL Taxonomy Definition Linkbase *

101.LAB	XBRL Taxonomy Label Linkbase *
101.PRE	XBRL Taxonomy Presentation Linkbase *

(1)	incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on November 4, 2013.

(2)	incorporated by reference to the document previously filed with Schedule 13D on November 8, 2013.

(3)	incorporated by reference to the document previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 22, 2013.

(4)	incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on October 18, 2013.

(5)	incorporated by reference to the document previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on October 7, 2013.

(6)	incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on October 2, 2013.

(7)	filed herewith.

(8)	included on signature page herein.

*
furnished herewith XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**
schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

