Form 10-Q
period 2014-03-31
Global Defense & National Security Systems, Inc.
filed 2014-05-15
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of May 15, 2014, there were 9,624,725 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

Condensed Balance Sheet

	March 31, 2014	Dec 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$593,701	$827,541
Prepaid insurance	112,389	128,771
Total current assets	706,090	956,312

Cash and investments held in Trust Account	72,823,113	72,810,956
Total assets	$73,529,203	$73,767,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$809,905	$44,937
Due to affiliate	263,263	80,105
Total current liabilities	1,073,168	125,042

Deferred underwriters fees	1,897,500	1,897,500
Total liabilities	2,970,668	2,022,542

Common stock subject to possible redemption: 6,214,078 shares (at redemption value) at March 31, 2014 (6,326,513 at December 31, 2013)	65,558,534	66,744,725

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 3,410,647 and 3,298,212 shares issued and outstanding (excluding 6,214,078 and 6,326,513 shares subject to possible redemption) at March 31, 2014 and December 31, 2013, respectively	341	329
Additional paid-in capital	4,999,660	4,999,672
Deficit accumulated during the development stage	-	-
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$73,529,203	$73,767,268

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2014	July 3, 2013 (date of inception) to March 31, 2014

Revenue	$-	$-
General and administrative expenses	1,198,348	1,299,437
Loss from operations	(1,198,348)	(1,299,437)
Interest income	12,157	28,113
Net loss attributable to common stock not subject to possible redemption	$(1,186,191)	$(1,271,324)

Weighted average number of common shares, excluding shares subject to possible redemption – basic and diluted	3,299,461	4,017,832
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.36)	$(0.32)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from July 3, 2013 (inception) to March 31, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on July 3, 2013 at approximately $0.012 per share	2,003,225	$200	$24,800	$-	$25,000

Proceeds from private placement of 721,500 shares	721,500	72	7,214,928	-	7,215,000

Proceeds from public offering of 6,900,000 shares, net of offering expenses	6,900,000	690	68,999,310	-	69,000,000

Underwriters’ discount and offering expenses	-	-	(4,410,141)	-	(4,410,141)

Net proceeds subject to possible redemption of 6,326,513 shares	(6,326,513)	(633)	(66,829,225)	85,133	(66,744,725)

Net loss attributable to common stock not subject to possible redemption	-	-	-	(85,133)	(85,133)

Balances at December 31, 2013	3,298,212	$329	$4,999,672	$-	$5,000,001

Decrease in carrying amount of redeemable shares to 6,214,078 shares subject to possible redemption at March 31, 2014 (unaudited)	112,435	12	(12)	1,186,191	1,186,191

Net loss attributable to common stock not subject to possible redemption (unaudited)	-	-	-	(1,186,191)	(1,186,191)

Balances at March 31, 2014	3,410,647	$341	$4,999,660	$-	$5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months ended March 31, 2014	July 3, 2013 (date of inception) to March 31, 2014

Cash Flows From Operating Activities:
Net loss	$(1,186,191)	$(1,271,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	16,382	(112,389)
Accounts payable and accrued expenses	764,968	809,905
Net cash used in operating activities	(404,841)	(573,808)

Cash Flows from Investing Activities:
Change in investments held in trust	(12,157)	(72,823,113)
Cash used in investing activities	(12,157)	(72,823,113)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	183,158	263,263
Payment of underwriting fees	-	(2,070,000)
Proceeds from sale of shares to Sponsor	-	25,000
Proceeds from public offering	-	69,000,000
Proceeds from private placement	-	7,215,000
Payment of offering costs	-	(442,641)
Net cash provided by financing activities	183,158	73,990,622

Increase (decrease) in cash	(233,840)	593,701
Cash at beginning of period	827,541	-
Cash at end of period	$593,701	$593,701

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriters’ fee	$1,897,500	$1,897,500

See accompanying notes to condensed interim financial statements.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2014, the Company had not commenced any operations. All activity through March 31, 2014 relates to the Company’s formation, the initial public offering (“Public Offering”) described below in Note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

The registration statement for the Public Offering was declared effective on October 24, 2013. The Company consummated the Public Offering on October 29, 2013 and received net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to Global Defense & National Security Holdings LLC, a Delaware limited liability Company (the “sponsor”) ( the “private placement”) (as described in Note 3).

The underwriters also exercised their over-allotment option on consummation of the Public Offering on October 29, 2013. The above net proceeds include $9,495,000 as a result of the over-allotment, which includes $765,000 additional private placement.

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

Net proceeds of $72,795,000 from the Public Offering and simultaneous private placements of the placement shares (as described below in Note 3) are being held in a trust account (“Trust Account”) in the United States maintained by American Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, will not submit the transaction for stockholder approval, unless otherwise required by law. The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with our initial Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares of Common Stock cast at the meeting to approve the Business Combination are voted for approval of such Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to have their shares of our Common Stock converted to cash upon the consummation of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for the payment of taxes, divided by the number of then outstanding shares of Common Stock that were sold in the Public Offering, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of Common Stock were recorded at a redemption value and classified as temporary equity prior to the Public Offering being closed, in accordance with ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The initial stockholder, Global Defense & National Security Holdings LLC (the “Sponsor”) has agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its Sponsor’s Shares (as defined in Note 5 below), Private Placement Shares (as defined in Note 3 below) and any Public Shares held, in favor of approving a Business Combination.

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

Basis of presentation

The accompanying unaudited financial statements as of March 31, 2014 and the results of operations and cash flows for the period from July 3, 2013 (inception) through March 31, 2014 are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2013 included on Form 10-K filed with the SEC on March 14, 2014. The December 31, 2013 balance sheet included herein has been derived from those audited financial statements. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those used in preparing the December 31, 2013 audited financial statements.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014 relates to the Company’s formation, the Public Offering, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated Trust Account.

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

Net loss per share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net profit/loss per share of Common Stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the period. At March 31, 2014, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted profit/loss per share of Common Stock is the same as basic profit/loss per share of Common Stock for the period.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$72,823,113	$72,823,113	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$72,810,956	$72,810,956	$-	$-

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2014 and December 31, 2013, the Company has a deferred tax asset of approximately $445,000 and $-0-, respectively, related to net loss carryforwards (which begin to expire in 2033) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2014 and December 31, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company charges state franchise taxes to operations and such amounts were approximately $91,000 in the three months ended March 31, 2014.

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

Redeemable Common Stock

All of the shares of Common Stock sold at the Public Offering contained a redemption feature which allows for the redemption of shares of Common Stock under the Company's liquidation or tender offer/ stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that a Business Combination shall not be consummated if the Company has net tangible assets less than $5,000,001 upon such consummation.

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

Accordingly, at March 31, 2014, 6,214,078 (at December 31, 2013, 6,326,513) of the Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at March 31, 2014 and December 31, 2013).

3.	PUBLIC OFFERING

The Public Offering called for the Company to offer for sale 6,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share (or 6,900,000 shares of Common Stock after the underwriters’ over-allotment option was exercised in full) (“Public Shares”). The Company granted the underwriters a 45 day option to purchase up to 900,000 shares of Common Stock to cover over-allotment. The over-allotment option was exercised by the underwriter upon consummation of the Public Offering on October 29, 2013. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Public Offering and the Sponsor’s Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon closing the Public Offering, management agreed the price per Public Share sold in the Public Offering, including the proceeds of the private placement of the Private Placement Shares, be deposited in the Trust Account and invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within 21 months from the date of our prospectus (October 24, 2013). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise. The remaining net proceeds (held outside the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The amount of proceeds not deposited in the Trust Account (after Public Offering expenses) was $1,082,434 at closing of the Public Offering. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

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

As of March 31, 2014, our Sponsor has paid operating costs of $263,263, (December 31, 2013, $80,105) on our behalf. Subsequent to March 31, 2014, the Sponsor has agreed to advance us an additional $1,000,000 to be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination via a convertible loan note in the amount of $1,263,263. The convertible note is dated May 15, 2014 and is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

In July 2013, the Company issued 2,003,225 shares of Common Stock to the Sponsor (the “Sponsor’s Shares”) for an aggregate purchase price of $25,000.

Simultaneously with the closing of the Public Offering, the Company completed the private sale of 721,500 shares of Common Stock (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share (including 76,500 shares from exercising of the over-allotment), to the Company’s Sponsor, generating gross proceeds to the Company of $7,215,000 (including additional $76,500 as a result of the over-allotment being exercised). The Private Placement Shares are identical to the shares sold in the Public Offering, except that the Sponsor has agreed (1) to vote the Private Placement Shares in favor of any proposed Business Combination, and (2) not to convert any Private Placement Shares in connection with a stockholder vote to approve any proposed initial Business Combination or to sell any Private Placement Shares to the Company pursuant to any tender offer in connection with any proposed initial Business Combination. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

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

All of the Sponsor’s Shares outstanding at the time of the Public Offering were placed in escrow with American Stock Transfer & Trust Company, as escrow agent. Of the total Sponsor’s Shares, 50% of such shares will be released from escrow six months after the closing of the Business Combination. The remaining 50% of the Sponsor’s Shares will be released from escrow one year after the closing of the Business Combination.

On the date that our securities were first listed on the NASDAQ, October 24, 2013, we agreed to pay our Sponsor a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement was agreed to by our Sponsor for our benefit and is not intended to provide our Sponsor compensation in lieu of salary or other remuneration. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

6.	TRUST ACCOUNT

A total of $72,795,000, which includes $65,580,000 of the net proceeds from the Public Offering and $7,215,000 from the private placement, was placed in the Trust Account.

As of March 31, 2014, investment securities in the Company’s Trust Account consist of $72,793,035 (December 31, 2013, $72,780,878), invested in the “Wells Fargo Money Market Mutual Fund”, a fund which invests exclusively in U.S. government securities and another $30,078 is held as cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying March 31, 2014 balance sheet and adjusted for amortization or accretion of premiums or discounts.

7.	COMMITMENTS & CONTINGENCIES

The Company granted the underwriters a 45-day option to purchase up to 900,000 additional shares of Common Stock to cover the over-allotment at the initial Public Offering price less the underwriting discounts and commissions. This over-allotment option was exercised and consummated upon closing of the Public Offering on October 29, 2013.

The underwriters will be entitled to an underwriting discount of three percent (3.0%) which was paid in cash at the closing of the Public Offering, including any amounts raised pursuant to the over-allotment option. In addition, the underwriters will be entitled to a deferred fee of two and three quarter percent (2.75%) of the Public Offering, including any amounts raised pursuant to the over-allotment option, payable in cash upon the closing of a Business Combination.

8.	STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. At March 31, 2014 and December 31, 2013, there were 9,624,725 shares of Common Stock issued and outstanding.

9.	SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through May 15, 2014, the date the financial statements were available for issuance. Subsequent to March 31, 2014, the Sponsor has agreed to advance us an additional $1,000,000 to be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination via a convertible loan note in the amount of $1,263,263. The convertible note is dated May 15, 2014 and is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

Overview

We are a blank check company incorporated on July 3, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of shares of Common Stock in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Shares”), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the three-month period ended March 31, 2014, we had a net loss of $1,186,191. The Company’s entire activity from July 3, 2013 (inception) through March 31, 2014, was in preparation for the Public Offering, which was consummated on October 29, 2013 and the identification of a target company for our initial Business Combination. Subsequent to March 31, 2014, the Sponsor has agreed to advance us an additional $1,000,000 to be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination via a convertible loan note in the amount of $1,263,263. The convertible note is dated May 15, 2014 and is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from October 24, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of 593,701. Subsequent to March 31, 2014, the Sponsor has agreed to advance us an additional $1,000,000 to be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination via a convertible loan note in the amount of $1,263,263. The convertible note is dated May 15, 2014 and is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share. If we do not complete a Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

On October 29, 2013, we consummated the Company’s Public Offering of 6,900,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share, inclusive of 900,000 shares of Common Stock as a result of the underwriters’ exercising the over-allotment option in full. Net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to the Sponsor. The above net proceeds include $9,495,000 as a result of the over-allotment, which includes $765,000 additional private placement. The amount of proceeds not deposited in the Trust Account was $1,082,434 at closing of the Public Offering. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or enter into any non-financial agreements involving assets.

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

Loss per share of Common Stock

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

As of March 31, 2014, approximately $70,925,613 (excluding approximately $1,897,500 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $1,897,500 of deferred underwriting discounts) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of March 31, 2014, the effective annualized interest rate payable on our investments was approximately 0.09%.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. other information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our 10-K filed with the SEC on March 14, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

None.

Use of Proceeds

The Company consummated the Public Offering on October 29, 2013 and received net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to our Sponsor and $9,495,000 as a result of the underwriters’ exercise of the over allotment option.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Net proceeds of $72,795,000 from the Public Offering and simultaneous private placements of the Private Placement Shares are being held in a trust account (“Trust Account”) in the United States maintained by American Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The amount of proceeds not deposited in the Trust Account was $1,082,434. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of the Company’s prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 21 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on April 3, 2014).

3.2	Bylaws (incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on October 18, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to the document previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 22, 2013).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

___________________

*	Filed herewith.
**	Furnished herewith XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: May 15, 2014

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

