Form 10-Q
period 2014-06-30
Global Defense & National Security Systems, Inc.
filed 2014-08-14
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of August 14, 2014, there were 9,624,725 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

Condensed Balance Sheets

	June 30, 2014	Dec 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,002,647	$827,541
Prepaid insurance	63,560	128,771
Total current assets	1,066,207	956,312

Cash and cash equivalents held in Trust Account	72,834,336	72,810,956
Total assets	$73,900,543	$73,767,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$232,125	$44,937
Convertible promissory note to affiliate	1,263,263	-
Due to affiliate	102,603	80,105
Total current liabilities	1,597,991	125,042

Deferred underwriters fees	1,897,500	1,897,500
Total liabilities	3,495,491	2,022,542

Common stock subject to possible redemption:
6,199,529 shares (at redemption value) at June 30, 2014 (6,326,513 at December 31, 2013)	65,405,051	66,744,725

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 3,425,196 and 3,298,212 shares issued and outstanding (excluding 6,199,529 and 6,326,513 shares subject to possible redemption) at June 30, 2014 and December 31, 2013, respectively	343	329
Additional paid-in capital	6,424,466	5,084,805
Deficit accumulated during the development stage	(1,424,808)	(85,133)
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$73,900,543	$73,767,268

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30, 2014	Six Months ended June 30, 2014	July 3, 2013 (date of inception) to June 30, 2014

Revenue	$-	$-	$-
General and administrative expenses	164,707	1,363,055	1,464,144
Loss from operations	(164,707)	(1,363,055)	(1,464,144)
Interest income	11,223	23,380	39,336
Net loss attributable to common stock not subject to possible redemption	$(153,484)	$(1,339,675)	$(1,424,808)

Weighted average number of common shares, excluding shares subject to possible redemption – basic and diluted	3,410,807	3,354,820	3,899,515
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.04)	$(0.40)	$(0.37)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Sale of common stock issued to initial stockholder on July 3, 2013 at approximately $0.012 per share	2,003,225	$200	$24,800	$-	$25,000

Proceeds from private placement of 721,500 shares	721,500	72	7,214,928	-	7,215,000

Proceeds from public offering of 6,900,000 shares, net of offering expenses	6,900,000	690	68,999,310	-	69,000,000

Underwriters’ discount and offering expenses	-	-	(4,410,141)	-	(4,410,141)

Net proceeds subject to possible redemption of 6,326,513 shares	(6,326,513)	(633)	(66,744,092)	-	(66,744,725)

Net loss attributable to common stock not subject to possible redemption	-	-	-	(85,133)	(85,133)

Balances at December 31, 2013	3,298,212	329	5,084,805	(85,133)	5,000,001

Decrease in carrying amount of redeemable shares to 6,199,529 shares subject to possible redemption at June 30, 2014 (unaudited)	126,984	14	1,339,661	-	1,339,675

Net loss attributable to common stock not subject to possible redemption (unaudited)	-	-	-	(1,339,675)	(1,339,675)

Balances at June 30, 2014	3,425,196	$343	$6,424,466	$(1,424,808)	$5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30, 2014	July 3, 2013 (date of inception) to June 30, 2014

Cash Flows From Operating Activities:
Net loss	$(1,339,675)	$(1,424,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid insurance	65,212	(63,559)
Accounts payable and accrued expenses	187,188	232,125
Due to affiliate	22,498	102,603
Net cash used in operating activities	(1,064,777)	(1,153,639)

Cash Flows from Investing Activities:
Proceeds deposited in Trust Account	-	(72,795,000)
Interest on Trust Account	(23,380)	(39,336)
Net cash used in investing activities	(23,380)	(72,834,336)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note to affiliate	1,263,263	1,263,263
Payment of underwriting fees	-	(2,070,000)
Proceeds from sale of shares to Sponsor	-	25,000
Proceeds from public offering	-	69,000,000
Proceeds from private placement	-	7,215,000
Payment of offering costs	-	(442,641)
Net cash provided by financing activities	1,263,263	74,990,622

Increase in cash	175,106	1,002,647

Cash at beginning of period	827,541	-
Cash at end of period	$1,002,647	$1,002,647

Supplemental Disclosure of Non-Cash Financing Activities:

Deferred underwriters’ fee	$-	$1,897,500

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

1.           DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Global Defense & National Security Systems, Inc. (a development stage company) (the “Company”) is an organized blank check company incorporated in Delaware on July 3, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” and is subject to the risks associated with activities of development stage companies.

At June 30, 2014, the Company had not commenced any operations. All activity through June 30, 2014, relates to the Company’s formation, the initial public offering (“Public Offering”) described below in note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

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

Net proceeds of $72,795,000 from the Public Offering and simultaneous private placements of the placement shares (as described below in Note 3) are being held in a trust account (“Trust Account”) in the United States maintained by American Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c) (3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements as of June 30, 2014 and the results of operations and cash flows for the three and six month periods ended June 30, 2014 and for the period from July 3, 2013 (inception) through June 30, 2014 are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the year ended December 31, 2013.  The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying condensed financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013.  In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At June 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through June 30, 2014 relates to the Company’s formation, the Public Offering, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated Trust Account.

Securities held in trust

The Company classifies investment in short-term treasury securities as held-to-maturity in accordance with FASB ASC 320, “Investments -Debt and Equity Securities”, as the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of held-to-maturity securities below cost that the Company deems to be other than temporary results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “Interest income” line item in the statement of operations. Interest income is recognized when earned.

Net loss per share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of Common Stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the period.

Diluted net loss per share of Common Stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle the convertible advance made by the Sponsor (see Note 5), as calculated using the treasury stock method. However, due to the losses presented for all periods, incremental shares of common stock are not considered as they are anti-dilutive. As a result, diluted profit/loss per share of Common Stock is the same as basic profit/loss per share of Common Stock for the period. At June 30, 2014, the Company had an outstanding advance owing to Sponsor convertible into 122,886 shares of Common Stock.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

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

Fair value of financial instruments

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$72,793,195	$72,793,195	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$72,870,878	$72,870,878	$-	$-

Recent accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2014 and December 31, 2013, the Company has a net deferred tax asset of approximately $499,000 and $29,800 respectively, related to net operating loss carry forwards (which begin to expire in 2033) and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2014 and December 31, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock shall be affected by charges against paid-in capital.

Accordingly, at June 30, 2014, 6,199,529 (at December 31, 2013, 6,326,513) of the Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at June 30, 2014 and December 31, 2013).

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

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

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 will be used to to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month ended June 30, 2014, the Sponsor has paid operating costs amounted to $102,603, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. As of June 30, 2014, the total amount owed to the Sponsor is $1,365,866. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

 For the period from July 3, 2013 (inception) to June 30, 2014

(Unaudited)

6.	TRUST ACCOUNT

A total of $72,795,000, which includes $65,580,000 of the net proceeds from the Public Offering and $7,215,000 from the private placement, was placed in the Trust Account.

As of June 30, 2014, the Company’s Trust Account consists of $72,793,195 (December 31, 2013, $72,780,878), invested in the “Wells Fargo Money Market Mutual Fund”, a fund which invests exclusively in U.S. government securities and another $41,141 (December 31, 2013, $30,078) is held as cash.

7.	COMMITMENTS & CONTINGENCIES

The underwriters were entitled to an underwriting discount of three percent (3.0%) which was paid in cash at the closing of the Public Offering, including any amounts raised pursuant to the over-allotment option. In addition, the underwriters will be entitled to a deferred fee of two and three quarter percent (2.75%) of the Public Offering, including any amounts raised pursuant to the over-allotment option, payable in cash upon the closing of a Business Combination.

8.	STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock.

9.	SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through August 14, 2014, the date the financial statements were available for issuance, noting no items requiring disclosure.

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

Results of Operations

For the three and six month periods ended June 30, 2014, we had a net loss of $153,484 and $1,339,675, respectively. The Company’s entire activity from July 3, 2013 (inception) through June 30, 2014, was in preparation for the Public Offering, which was consummated on October 29, 2013 and the identification of a target company for our initial Business Combination. On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 will be used to to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month ended June 30, 2014, the Sponsor has paid operating costs amounted to $102,603, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. As of June 30, 2014, the total amount owed to the Sponsor is $1,365,866. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from October 24, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $1,002,647. On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 will be used to to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month ended June 30, 2014, the Sponsor has paid operating costs amounted to $102,603, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. As of June 30, 2014, the total amount owed to the Sponsor is $1,365,866. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share. If we do not complete a Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 will be used to to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month ended June 30, 2014, the Sponsor has paid operating costs amounted to $102,603, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. As of June 30, 2014, the total amount owed to the Sponsor is $1,365,866. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

Recent accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company will be adopting this standard in future filings.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of June 30, 2014, approximately $70,936,836 (excluding approximately $1,897,500 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $1,897,500 of deferred underwriting discounts) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of June 30, 2014, the effective annualized interest rate payable on our investments was approximately 0.09%.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Form of Convertible Promissory Note, dated May 15, 2014, issued by the Company to Global Defense & National Security Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2014).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.
Date: August 14, 2014

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

