Form 10-Q
period 2014-09-30
Global Defense & National Security Systems, Inc.
filed 2014-11-13
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of November 13, 2014, there were 9,624,725 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	Sept 30, 2014	Dec 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$726,687	$827,541
Prepaid insurance	14,281	128,771
Total current assets	740,968	956,312

Cash and cash equivalents held in Trust Account	72,834,448	72,810,956
Total assets	$73,575,416	$73,767,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$230,185	$44,937
Loan note payable to affiliate	1,263,263	-
Due to affiliate	143,373	80,105
Total current liabilities	1,636,821	125,042

Deferred underwriters fees	1,897,500	1,897,500
Total liabilities	3,534,321	2,022,542

Common stock subject to possible redemption:
6,165,031 shares (at redemption value) at September 30, 2014 (6,326,513 at December 31, 2013)	65,041,094	66,744,725

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 3,459,694 and 3,298,212 shares issued and outstanding (excluding 6,165,031 and 6,326,513 shares subject to possible redemption) at September 30, 2014 and December 31, 2013, respectively	346	329
Additional paid-in capital	6,788,420	5,084,805
Deficit accumulated during the development stage	(1,788,765)	(85,133)
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$73,575,416	$73,767,268

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended Sept 30, 2014	July 3, 2013 (date of inception) to Sept 30, 2013	Nine Months ended Sept 30, 2014	July 3, 2013 (date of inception) to Sept 30, 2014

Revenue	$-	$-	$-	$-
General and administrative expenses	364,069	1,989	1,727,124	1,828,213
Loss from operations	(364,069)	(1,989)	(1,727,124)	(1,828,213)
Interest income	112	-	23,492	39,448
Net loss attributable to common stock not subject to possible redemption	$(363,957)	$(1,989)	$(1,703,632)	$(1,788,765)

Weighted average number of common shares, excluding shares subject to possible redemption – basic and diluted	3,445,303	2,003,225	3,378,610	4,351,325
Net loss per common share, excluding shares subject to possible redemption – basic and diluted	$(0.11)	$(0.001)	$(0.50)	$(0.41)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from July 3, 2013 (inception) to September 30, 2014

(Unaudited)

	Common Stock			Deficit Accumulated
	Shares	Amount	Additional Paid-in Capital	During the Development Stage	Total Stockholders’ Equity
Sale of common stock issued to initial stockholder on July 3, 2013 at approximately $0.012 per share	2,003,225	$200	$24,800	$-	$25,000

Proceeds from private placement of 721,500 shares	721,500	72	7,214,928	-	7,215,000

Proceeds from public offering of 6,900,000 shares, net of offering expenses	6,900,000	690	68,999,310	-	69,000,000

Underwriters’ discount and offering expenses	-	-	(4,410,141)	-	(4,410,141)

Net proceeds subject to possible redemption of 6,326,513 shares	(6,326,513)	(633)	(66,744,092)	-	(66,744,725)

Net loss attributable to common stock not subject to possible redemption	-	-	-	(85,133)	(85,133)

Balances at December 31, 2013	3,298,212	329	$5,084,805	(85,133)	5,000,001

Change in carrying amount of redeemable shares to 6,165,031 shares subject to possible redemption at September 30, 2014 (unaudited)	161,482	17	1,703,615	-	1,703,632

Net loss attributable to common stock not subject to possible redemption (unaudited)	-	-	-	(1,703,632)	(1,703,632)

Balances at September 30, 2014	3,459,694	$346	$6,788,420	$(1,788,765)	$5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended Sept 30, 2014	July 3, 2013 (date of inception) to September 30, 2014

Cash Flows From Operating Activities:
Net loss	$(1,703,632)	$(1,788,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid insurance	114,491	(14,280)
Accounts payable and accrued expenses	105,430	150,367
Due to affiliate	63,268	143,373
Interest on Trust Account	(23,492)	(39,448)
Franchise taxes accrued	79,818	79,818
Net cash used in operating activities	(1,364,117)	(1,468,935)

Cash Flows from Investing Activities:
Proceeds deposited in Trust Account	-	(72,795,000)
Net cash used in investing activities	-	(72,795,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note to affiliate	1,263,263	1,263,263
Payment of underwriting fees	-	(2,070,000)
Proceeds from sale of shares to Sponsor	-	25,000
Proceeds from public offering	-	69,000,000
Proceeds from private placement	-	7,215,000
Payment of offering costs	-	(442,641)
Net cash provided by financing activities	1,263,263	74,990,622

(Decrease) / Increase in cash	(100,854)	726,687
Cash at beginning of period	827,541	-
Cash at end of period	$726,687	$726,687

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriters’ fee	$-	$1,897,500

Supplemental Disclosure of Cash Flow Information:
Cash paid for franchise taxes	$55,182	$146,459

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

For the period from July 3, 2013 (inception) to September 30, 2014

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

At September 30, 2014, the Company had not commenced any operations. All activity through September 30, 2014, relates to the Company’s formation, the initial public offering (“Public Offering”) described below in note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

The registration statement for the Public Offering was declared effective on October 24, 2013. The Company consummated the Public Offering on October 29, 2013 and received net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 ( the “private placement”) shares to Global Defense & National Security Holdings LLC, a Delaware limited liability Company (the “sponsor”) (as described in Note 3).

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

The Company will proceed with a Business Combination if it is approved by the board of directors. In the event that the Company is required to seek stockholder approval in connection with our initial Business Combination, the Company will proceed with a Business Combination only if a majority of the outstanding shares of Common Stock cast at the meeting to approve the Business Combination are voted for approval of such Business Combination. In connection with such a vote, the Company will provide our stockholders with the opportunity to have their shares of our Common Stock converted to cash upon the consummation of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to us for the payment of taxes, divided by the number of then outstanding shares of Common Stock that were sold in the Public Offering, subject to the limitations described within the registration statement and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed Business Combination. These shares of Common Stock were recorded at a redemption value and classified as temporary equity prior to the Public Offering being closed, in accordance with ASC 480 “Distinguishing Liabilities from Equity”. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon the initial Business Combination. The initial stockholder, Global Defense & National Security Holdings LLC (the “Sponsor”) has agreed, in the event the Company is required to seek stockholder approval of its Business Combination, to vote its Sponsor’s Shares (as defined in Note 5 below), Private Placement Shares (as defined in Note 3 below) and any Public Shares held, in favor of approving a Business Combination.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

 (A Corporation in the Development Stage)

Liquidation and going concern

Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of our prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination by July 24,2015, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation

The accompanying unaudited financial statements as of September 30, 2014 and the results of operations and cash flows for the three and nine month periods ended September 30, 2014 and for the period from July 3, 2013 (inception) through September 30, 2014 are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the year ended December 31, 2013. This treatment has been consistently applied for the period ended September 30, 2014. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying condensed financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013.  In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities”. At September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company’s formation, the Public Offering, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the designated Trust Account.

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

Diluted net loss per share of Common Stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle the convertible advance made by the Sponsor (see Note 5), as calculated using the treasury stock method. However, due to the losses presented for all periods, incremental shares of common stock are not considered as they are anti-dilutive. As a result, diluted profit/loss per share of Common Stock is the same as basic profit/loss per share of Common Stock for the period. At September 30, 2014, the Company had an outstanding advance owing to Sponsor convertible into 122,172 shares of Common Stock.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account:
U.S. Government Treasury Bills	$72,800,690	$72,800,690	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account:
U.S. Government Treasury Bills	$72,780,878	$72,780,878	$-	$-

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2014 and December 31, 2013, the Company has a net deferred tax asset, before valuation allowance, of approximately $693,000 and $65,000 respectively, related to net operating loss carry forwards (which begin to expire in 2033), organizational costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2014 and December 31, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014 or December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accordingly, at September 30, 2014, 6,165,031 (at December 31, 2013, 6,326,513) of the Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at September 30, 2014 and December 31, 2013).

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

The Private Placement Shares will not be transferable, assignable or saleable until 30 days after the consummation of our initial Business Combination, subject to certain limited exceptions, including (i) to any member of our Sponsor (“Sponsor Member”), (ii) by gift to a member of the Sponsor Member’s immediate family for estate planning purposes or to a trust, the beneficiary of which is our Sponsor or a member of the Sponsor Member’s immediate family, (iii) if the Sponsor Member is not a natural person, by gift to a member of the immediate family of such Sponsor Member’s controlling person for estate planning purposes or to a trust, the beneficiary of which is our Sponsor’s controlling person or a member of the immediate family of such Sponsor Member’s controlling person, (iv) by virtue of the laws of descent and distribution upon death of the Sponsor Member, or (v) pursuant to a qualified domestic relations order; in each case where the transferee agrees to the terms of the private placement agreement governing such Private Placement Shares and the letter agreement signed by our Sponsor transferring such Private Placement Shares and such other documents as we may reasonably require. Until 30 days after the completion of the Business Combination, our Sponsor shall not pledge or grant a security interest in its Private Placement Shares or grant a security interest in our Sponsor’s rights under the private placement agreement governing such Private Placement Shares. The sale of the Private Placement Shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month period ended September 30, 2014, the Sponsor has paid operating costs amounting to $40,770, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. There were no similar payments for the same period ended September 30, 2013. As of September 30, 2014, the total amount owed to the Sponsor is $1,406,636. The convertible note is due on the earlier of (1) July 24, 2015, or (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

As of September 30, 2014, the Company’s Trust Account consists of $72,800,690 (December 31, 2013, $72,780,878), invested exclusively in 3 month U.S. government treasury bills and another $33,758 (December 31, 2013, $30,078) is held as cash.

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

Management has approved the financial statements and performed an evaluation of subsequent events through the date of issuance noting no items requiring disclosure except for the following:

On October 8, 2014, we received an inquiry from the NASDAQ Staff relating to whether we satisfied the minimum public holder requirement. We must reply to this letter by November 14, 2014. We expect to inform NASDAQ that we do not believe we meet this requirement. We expect to receive written notification from NASDAQ that allows us 45 calendar days to provide NASDAQ with a plan to regain compliance. If the plan is accepted, NASDAQ can grant us up to180 calendar days from the date of the NASDAQ notice of non-compliance to evidence compliance. If the plan is not accepted by NASDAQ, or if the Company is unable to regain compliance prior to the expiration of any extension period granted by the NASDAQ Staff, the Company can appeal the decision to an independent hearings panel. The filing of such an appeal would stay any suspension or delisting action until the conclusion of the hearing process and the expiration of any extension granted by the panel.

If NASDAQ suspends or delists our shares from trading on its exchange and we are not able to list our shares on another national securities exchange, we expect our shares could be quoted in the over-the-counter market on the OTCQB market tier or the OTC Pink Current Information tier.

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

Results of Operations

For the three and nine month periods ended September 30, 2014, we had a net loss of $363,957 and $1,703,632, respectively. For the period from July 3, 2013 (inception) to September 30, 2013, we had a net loss of $1,989. The Company’s entire activity from July 3, 2013 (inception) through September 30, 2014, was in preparation for the Public Offering, which was consummated on October 29, 2013 and the identification of a target company for our initial Business Combination. On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month period ended September 30, 2014, the Sponsor has paid operating costs amounted to $40,770, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. There were no similar payments for the same period ended September 30, 2013. As of September 30, 2014, the total amount owed to the Sponsor is $1,406,636. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 21 months from October 24, 2013. The Company intends to seek additional working capital from our sponsor for these purposes, should it be required.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $726,687. On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month period ended September 30, 2014, the Sponsor has paid operating costs of $40,770, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. There were no similar payments for the same period ended September 30, 2013. As of September 30, 2014, the total amount owed to the Sponsor is $1,406,636. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share. If we do not complete a Business Combination, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month period ended September 30, 2014, the Sponsor has paid operating costs amounted to $40,770, which the Company recorded as due to affiliate in the accompanying condensed balance sheets. There were no similar payments for the same period ended September 30, 2013. As of September 30, 2014, the total amount owed to the Sponsor is $1,406,636. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

As of September 30, 2014, approximately $70,936,948 (excluding approximately $1,897,500 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust amounting to $72,800,690 (including approximately $1,897,500 of deferred underwriting discounts) have been invested in U.S. Government Treasury Bills exclusively with a 3 month maturity. This investment is performed via Wells Fargo Bank, N.A. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of September 30, 2014, the effective annualized interest rate payable on our investments was approximately 0.02%.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our prospectus as filed with the SEC on October 25, 2013. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss below and in our prospectus, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.

NASDAQ may suspend or delist our shares from trading on its exchange which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.

Although at the time of our initial listing we met the applicable minimum initial listing standards set forth in the NASDAQ Listing Rules, we cannot assure you that our shares will continue to be listed on NASDAQ in the future or prior to a business combination.

In order to continue listing our shares on NASDAQ prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity ($2,500,000) and a minimum number of public stockholders (300 public holders). In addition, in connection with the completion of a business combination, we would be required to again demonstrate compliance with the applicable minimum initial listing standards.

On October 8, 2014, we received an inquiry from the NASDAQ Staff relating to whether we satisfied the minimum public holder requirement. We must reply to this letter by November 14, 2014. We expect to inform NASDAQ that we do not believe we meet this requirement. We expect to receive written notification from NASDAQ that allows us 45 calendar days to provide NASDAQ with a plan to regain compliance. If the plan is accepted, NASDAQ can grant us up to180 calendar days from the date of the NASDAQ notice of non-compliance to evidence compliance. If the plan is not accepted by NASDAQ, or if the Company is unable to regain compliance prior to the expiration of any extension period granted by the NASDAQ Staff, the Company can appeal the decision to an independent hearings panel. The filing of such an appeal would stay any suspension or delisting action until the conclusion of the hearing process and the expiration of any extension granted by the panel.

If NASDAQ suspends or delists our shares from trading on its exchange and we are not able to list our shares on another national securities exchange, we expect our shares could be quoted in the over-the-counter market on the OTCQB market tier or the OTC Pink Current Information tier. If this were to occur, we could face material adverse consequences, including:

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

•	a limited availability of market quotations for our shares;

•	reduced liquidity for our shares;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Date: November 13, 2014

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

