Form 10-K
period 2014-12-31
Global Defense & National Security Systems, Inc.
filed 2015-03-25
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-10030

GLOBAL DEFENSE & NATIONAL
SECURITY SYSTEMS, INC.

(Exact Name of Registrant as Specified on Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-3134302 (I.R.S. Employer Identification No.)

11921 Freedom Drive, Suite 550 Two Fountain Square Reston, Virginia (Address of Principal Executive Offices)	20190 (Zip Code)

Registrant's telephone number including area code (202) 800-4333

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.0001 par value	NASDAQ Capital Market

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

Yes ☑ No ☐

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

Yes ☑ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $70,587,000.

The number of shares outstanding of the registrant's common stock as of March 25, 2015 was 9,624,725.

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

Introduction

We are a blank check company organized under the laws of the State of Delaware on July 3, 2013. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof.  We also have neither engaged in any operations nor generated any revenue to date.

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

Mission Critical Capabilities that Address a Market Need: We intend to target companies that are focused on developing next generation technologies and that have capabilities within the FY 2016 budget priorities of the Department of Defense, the Department of Homeland Security, the Department of State, and the Intelligence Community. These capabilities include, but are not limited to software engineering, systems engineering and integration, mission systems information technology (“IT”) and architectures, and operational support services.

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

We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We believe based on our management’s business knowledge and past experience that there will be numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our Sponsor, our officers or directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, our officers or directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the closing of our initial Business Combination (regardless of the type of transaction that it is) other than the repayment of loans and other amounts due to our Sponsor, which total $1,511,799 as of December 31, 2014, and reimbursement of any out-of-pocket expenses. We have no present intention to enter into a Business Combination with a target business that is affiliated with our Sponsor or any of our officers or directors, including (1) an entity in which any of the foregoing or their affiliates are currently officers or directors or (2) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them (except an entity in which any of the foregoing or their affiliates are currently passive investors and hold in the aggregate 1% or less of the outstanding stock). However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm which is a member of FINRA that the Business Combination is fair to our unaffiliated stockholders from a financial point of view.

Selecting A Target Business And Structuring of Our Initial Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination (excluding deferred underwriting fees and taxes payable on the income earned on the Trust Account), as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the Trust Account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	competitive position;
•	mission critical capabilities that address a market need;
•	growth potential; financial condition and results of operation;
•	opportunities to create synergies and increase intrinsic value; motivation, experience and skill of management and availability of additional personnel;
•	brand recognition and potential; capital requirements;
•	barriers to entry; stage of development of the products, processes or services;
•	existing distribution and potential for expansion; degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas; impact of regulation on the business;
•	regulatory environment of the industry; costs associated with effecting the Business Combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a Business Combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

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

Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and related conversions of public shares for cash upon closing of such initial Business Combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we would file tender offer documents with the SEC which would contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will close our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, in the event we seek stockholder approval, a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to close an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon closing of such initial Business Combination, our net tangible asset threshold may limit our ability to close such initial Business Combination (as we may be required to have a lesser number of shares seek to convert or sell their shares to us in a tender offer) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to close such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait the full 21 months from the date of the Company’s Prospectus in order to be able to receive a pro rata share of the Trust Account.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the closing of our initial Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. Our Sponsor has agreed to waive any conversion rights with respect to any Sponsor’s shares, private placement shares and any public shares it may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the closing of our initial Business Combination, we shall either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;
•	we will close our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, in the event we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;
•	only Public Shares acquired in the IPO or subsequently purchased in the open market shall be entitled to receive funds from the Trust Account and only (1) in the event of a liquidation of the Trust Account to any holders of our Public Shares acquired in connection with (a) our dissolution, (b) our redemption of 100% of the outstanding Public Shares acquired in the IPO if we have not completed an initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), or (c) the termination of our existence if we are unable to consummate an initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), pursuant to the terms of the investment management trust agreement governing the Trust Account or (2) in the event a holder of Public Shares acquired in our IPO demands conversion of or tenders such Public Shares, subject to the terms described herein;
•	if we enter into an initial Business Combination with a prospective target business that is affiliated with our Sponsor, our directors or officers, including (1) an entity in which any of the foregoing or their affiliates are currently officers or directors or (2) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them (except for an entity in which any of the foregoing or their affiliates are currently passive investors and hold in the aggregate 1% or less of the outstanding common stock), we must obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority that such initial Business Combination is fair to us from a financial point of view;
•	we cannot enter into an initial Business Combination with another blank check company or a similar company with nominal operations;
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

•	if we are unable to close our initial Business Combination within 21 months from the date of our prospectus (October 24, 2013), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account (less franchise and income taxes to the extent they may be paid from interest earned on the Trust Account), and then seek to dissolve and liquidate;
upon the consummation of the IPO, $10.55 per share was placed into the Trust Account;
•	we may not close any other Business Combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial Business Combination;
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

Sponsor Provisions

Our amended and restated certificate of incorporation and bylaws provide our Sponsor and its Sponsor representatives serving on our board of directors with certain rights and continue following the consummation of our initial Business Combination so long as our Sponsor continues to hold a significant ownership stake in us. Specifically, our amended and restated certificate of incorporation and bylaws provide, among other things:

•	Sponsor director representatives. Until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 15% of the our common stock outstanding and except as otherwise required by applicable law, the amended and restated certificate of incorporation or the rules and regulations of any securities exchange or quotation system on which our securities are listed or quoted for trading, our Sponsor has the right to designate a number of director nominees to our board of directors (which we refer to as a Sponsor representative) equal to (rounded up to the nearest whole number of Sponsor representatives) the percentage of our outstanding common stock beneficially owned by our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act). Each such Sponsor representative may sit on any committee(s) of his or her choice on our board of directors , provided that he or she meets the membership requirements specified by the SEC and the securities exchange or quotation system on which our securities are listed or quoted for trading. In addition, vacancies in our board of directors or any committees thereof held by a Sponsor representative may only be filled by a designated nominee of our Sponsor.
•	Calling stockholder meetings. Until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 20% of our common stock outstanding, any special meeting of stockholders may be called by stockholders beneficially owning, in the aggregate, 20% or more of our common stock outstanding. Otherwise, stockholders may not call a meeting of stockholders.
•	Stockholder written consent in lieu of a meeting. Until such time as our Sponsor and any of its Affiliates (as defined in Rule 12b-2 under the Exchange Act) no longer beneficially own at least 15% of the total number of shares of our common stock outstanding, any action required or permitted to be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. In any other case, a consent in writing by our stockholders would be prohibited.
•	Quorum. Except as otherwise required by law, our amended and restated certificate of incorporation or the rules and regulations of the NASDAQ, at all meetings of our board of directors or any committee thereof, a quorum shall consist of majority of our board of directors or a majority of the directors constituting such committee, as the case may be, which must include the chairman of our board of directors for so long as he or she is a Sponsor representative and if not, then at least one (1) Sponsor representative serving on our board of directors to the extent there are any Sponsor representatives serving on our board of directors.
•	Amendments. The foregoing rights attributable to our Sponsor and any Sponsor representative set forth in the amended and restated certificate of incorporation and bylaws may not be amended by our board of directors without the approval of the chairman of our board of directors for so long as he or she is a Sponsor representative, and if not, then at least one (1) Sponsor representative for so long as at least one (1) Sponsor representative serves on our board of directors.

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

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial Business Combination or enter into a tender offer may delay the completion of a transaction; and

•	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for our initial Business Combination.

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

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the Business Combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the closing of our initial Business Combination.

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

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item. However, factors that could cause our actual results to differ materially from those in this Annual Report include any of the risks described in our prospectus as filed with the SEC on October 25, 2013. The information provided below updates that discussion. For a complete understanding of the subject, you should read both together. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

On October 8, 2014, we received an inquiry from the NASDAQ Staff relating to whether we satisfied the minimum public holder requirement, and on November 14, 2014, we informed NASDAQ that we do not believe we meet this requirement. On January 13, 2015, NASDAQ granted us until May 13, 2015 to evidence compliance. If the Company is unable to regain compliance prior to the expiration of any extension period granted by the NASDAQ Staff, the Company can appeal the decision to an independent hearings panel. The filing of such an appeal would stay any suspension or delisting action until the conclusion of the hearing process and the expiration of any extension granted by the panel.

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

Quarter ended	High	Low
Year ended December 31, 2014
March 31, 2014	$10.20	$10.02
June 30, 2014	$10.62	$10.11
September 30, 2014	$10.79	$10.09
December 31, 2014	$10.35	$10.20
October 24, 2013 to December 31, 2013(1)	$11.39	$10.00

(1)	Represents the high and low sale prices for our shares of common stock from October 24, 2013, the date that our common stock first became tradable

Holders

On March 10, 2015, there were 130 holders of record of our common stock.

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

Performance Graph

The following graph compares the cumulative total return for our common stock from October 24, 2013, the date our common stock first became tradable, through December 31, 2014 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph assumes $100 invested on October 24, 2013 in our common stock and $100 invested at that same time in each of the two listed indices.

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

As of December 31, 2014, after giving effect to our IPO and our operations subsequent thereto, approximately $72,833,815 (December 31, 2013: $72,810,956) was held in the Trust Account and we had approximately $410,261 (December 31, 2013: $827,541) of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this Annual Report on Form 10-K.

Income Statement Data

	From July 3, 2013 (inception) to December 31, 2013	For the year ended December 31, 2014
Loss from operations	$(101,089)	$(2,145,499)
Interest income	15,956	22,859
Loss before provision for taxes	(85,133)	(2,122,640)
Provision for income taxes	-	-
Net loss attributable to common stock not subject to possible redemption	$(85,133)	$(2,122,640)
Weighted average number of common shares, excluding shares subject to possible redemption—basic and diluted	1,133,181	3,399,156
Net loss per common share, excluding shares subject to possible redemption—basic and diluted	$(0.10)	$(0.62)

Balance Sheet Data

	As of	As of
	December 31, 2013	December 31, 2014
Cash	$827,541	$410,261
Prepaid insurance	128,771	44,884
Cash and cash equivalents held in Trust Account	72,810,956	72,833,815
Total assets	$73,767,268	$73,288,960
Total liabilities	$2,022,542	$3,666,874
Common stock subject to possible redemption	66,744,725	64,622,085
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$73,767,268	$73,288,960

As of December 31, 2014 the total assets amount includes $72,833,815 (December 31, 2013: $72,810,956) being held in the Trust Account, $70,936,315 (December 31, 2013: $70,913,456) of which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report, with $1,897,500 (December 31, 2013: $1,897,500) in deferred underwriting fees payable upon consummation of a Business Combination and the remaining $410,261 (2013: $827,541) being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders.

If we seek stockholder approval of any Business Combination, we will offer holders of our Public Shares the right to have his, her or its Public Shares converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination. We will close our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, in the event we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 6,125,315 shares sold in the IPO may exercise their conversion rights at an initial per share conversion price of $10.55 (not taking into account taxes that may be due or interest earned on the Trust Account) and we could still close a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the Public Shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

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

We are a blank check company organized under the laws of the State of Delaware on July 3, 2013. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business. Accordingly, we are not able to conclusively determine at this time whether we will complete a Business Combination with any of the target companies that we have reviewed or with whose management we have had discussions, or with any other target company, or the likelihood thereof. We have also neither engaged in any operations nor generated any revenue to date.

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

As of December 31, 2014, $72,833,815 (December 31, 2013: $72,810,956) was held in the Trust Account and we had approximately $410,261 (December 31, 2013: $827,541) of unrestricted cash was available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. For the year ended December 31, 2014, the Sponsor has paid operating costs amounting to $168,431, of which $80,105 was incurred for the period ended December 31, 2013. As of December 31, 2014, the total amount owed to the Sponsor is $1,511,799 (December 31, 2013: $80,105), and recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) July 24, 2015, or (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

Through December 31, 2014, our efforts have been limited to organizational activities, activities relating to our IPO, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. We have neither engaged in any operations nor generated any revenues other than interest income earned on the proceeds of our private placement and initial public offering.

For the year ended December 31, 2014, we earned approximately $22,859 (2013: $15,956) of unrestricted interest earned on the funds held in the Trust Account available to us to pay for franchise and income taxes. The following table shows the total funds held in the Trust Account through December 31, 2014:

Net proceeds from our initial public offering and private placement	$74,865,000
Payment of underwriters' compensation	(2,070,000)
Total interest received to date	38,815
Less total interest disbursed to us for working capital through December 31, 2014	-
Total funds held in the Trust Account through December 31, 2014	$72,833,815

For the year ended December 31, 2014, we paid or incurred an aggregate of approximately $2,145,499 (2013: $101,089) in expenses for the following purposes:

•	premiums associated with our directors and officers liability insurance;
•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;
•	miscellaneous expenses;
•	payment of premiums associated with our director’s and officer’s insurance, and;
•	due diligence and investigation of prospective target business.

We believe that we will have sufficient funds to allow us to operate through July 25, 2015, assuming that a Business Combination is not consummated during that time. Over this time period, we anticipate incurring expenses for the following purposes:

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

Results of Operations

For the year ended December 31, 2014 we had a net loss of $2,122,640 (2013: $85,133), consisting primarily of interest income offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date. All activity through December 31, 2014 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters. Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of December 31, 2014, approximately $72,833,815 (December 31, 2013: $72,810,956) was held in the trust account and we had cash outside of trust of approximately $410,261 (December 31, 2013: $827,541) and $257,575 (December 31, 2013: $44,937) in accounts payable and accrued expenses. All interest income earned on the trust accounts may be available to us to fund our working capital requirements. From inception to December 31, 2014, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a Business Combination.

Critical Accounting Policies

Use of Estimates

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

Redeemable Common Stock

If we are unable to complete our initial business combination within the required timeframe, we will as promptly as reasonably possible redeem 100% of the outstanding public shares. A public stockholder also will be entitled to redemption if that public stockholder elects to convert shares of common stock in connection with a stockholder vote on a business combination or sells such shares to us in a tender offer in connection therewith. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that a Business Combination shall not be consummated if the Company has net tangible assets less than $5,000,001 upon such consummation.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock shall be affected by charges against paid-in capital.

Accordingly, at December 31, 2014, 6,125,315 (at December 31, 2013, 6,326,513) of the Public Shares are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at December 31, 2014 and December 31, 2013).

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

As of December 31, 2014, approximately $70,936,315 (December 31, 2013: $70,913,456) (excluding approximately $1,897,500 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $1,897,500 of deferred underwriting discounts) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of December 31, 2014, the effective annualized interest rate payable on our investments was approximately 0.04%.

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

On June 30, 2014, KPMG LLP acquired certain assets of Rothstein Kass, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), our prior independent registered public accounting firm. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Audit Committee approved the engagement of KPMG as the new independent registered public accounting firm for the Company. On August 10, 2014, KPMG completed its client evaluation procedures and accepted the engagement.

The audit report of Rothstein Kass on the Company’s financial statements for the year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass’ resignation, there were no disagreements between the Company and Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Rothstein Kass would have caused them to make reference thereto in their reports on the Company’s financial statements for such year. During the year ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass’s resignation, there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we, including our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2014.

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

Directors and Executive Officers

Certain information, as of March 25, 2014, with respect to each of the current officers and directors is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became an officer or director.

The business address of each of the following directors listed below is 11921 Freedom Drive, Suite 550, Two Fountain Square, Reston, Virginia 20190.

Name	Age	Position	Year Appointed/ Elected
Damian Perl	46	Chairman of the Board	2013
Dale R. Davis	54	Chief Executive Officer, President and Director	2013
Craig Dawson	38	Chief Financial Officer and Treasurer	2013
Frederic Cassis	34	Secretary	2013
Gavin Long	39	Senior Vice President, Corporate Development	2013
Vice Admiral (ret.) Robert B. Murrett(a)(b)(c)	62	Director	2014
Hon. David C. Gompert(a)(b)(c)	69	Director	2013
Hon. Ronald R. Spoehel(a)(b)(c)	57	Director	2014

(a)	Member of Audit Committee

(b)	Member of Nominating Committee

(c)	Member of Compensation Committee

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

Craig Dawson, Chief Financial Officer and Treasurer

Mr. Dawson has been our Chief Financial Officer and Treasurer since July 2013 and served as a Director of the Company until February 2015. In his principal role within Global Strategies Group as Director of Finance, Mr. Dawson heads Global Strategies Group’s treasury and taxation functions and serves as the technical financial reporting expert for GLOBAL under IFRS. He is also a Director of Global Strategies Group. He joined Global Strategies Group in 2009, leading its financial reporting and treasury support team in the initial public offering of Global Defense Technology & Systems, Inc. From 2004 to 2009, Mr. Dawson held a number of managerial positions with Deloitte LLP working in the U.S., U.K. and South Africa. Mr. Dawson is a member of the South African Institute of Chartered Accountants, and holds a B.Com in Accounting from the Nelson Mandela Metropolitan University. Mr. Dawson brings to the Company well-developed business and financial acumen.

Frederic Cassis, Secretary

Mr. Cassis has been our Secretary since July 2013 and served as a Director of the Company until October 2014. In his principal role within Global Strategies Group as the Director of Legal and Compliance, he is responsible for overseeing GLOBAL’s corporate structure, legal affairs and regulatory compliance, and he is a member of the executive board. He joined GLOBAL in July 2008, initially as the lead commercial lawyer for GLOBAL’s Middle East operations headquartered in Dubai. Subsequently, Mr. Cassis assumed responsibility for regulatory compliance, corporate governance and host government engagement for the region. Prior to joining GLOBAL, he practiced as a corporate and commercial litigation lawyer in Australia between 2004 and 2008. Mr. Cassis holds an LL.B. (Honors) and a B.Bus (Finance). He is admitted to practice law both in Australia and in England and Wales. Mr. Cassis brings to the Company well-developed business and legal acumen.

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

Hon. David C. Gompert, Director

Mr. Gompert has been our Director since August 2013. Currently, he is Distinguished Visiting Professor for National Security Studies at the United States Naval Academy and Adjunct Senior Fellow of the RAND Corporation. He also holds a seat on the Board of Directors of Bristow Group Inc (NYSE: BRS), effective February 4, 2015 Mr. Gompert has served as a Director of Global Integrated Security (USA) Inc., the U.S. security services business of Global Strategies Group, since 2011. Between 2009 and 2011, Mr. Gompert was with the Office of the Director of National Security, initially as the Principal Deputy Director. In 2010, he served as Acting Director of National Intelligence, providing strategic oversight of the U.S. Intelligence Community, and serving as President Barack Obama’s chief intelligence advisor. Between 2004 and 2009, Mr. Gompert was a Senior Fellow at the RAND Corporation and Distinguished Research Professor at the Center for Technology and National Security Policy, National Defense University. From 2003 to 2004, he served as the Senior Advisor for National Security and Defense, Coalition Provisional Authority, Iraq. He served as President of RAND Europe from 2000 to 2003, and was Vice President of RAND and Director of the National Defense Research Institute from 1993 to 2000. Mr. Gompert was a special assistant to former President George H. W. Bush, as well as the senior director for Europe and Eurasia on the staff of the National Security Council from 1990 to 1993. At Unisys from 1989 to 1990, he was president of the systems management group and vice president for strategic planning and corporate development. From 1983 to 1989, he was AT&T’s vice president of civil sales and programs, and its director of international market planning. Mr. Gompert held several senior positions at the State Department from 1975 to 1983, including deputy to the undersecretary for political affairs, deputy director of the Bureau of Political-Military Affairs and special assistant to former Secretary of State Henry Kissinger. He is Chairman of the Advisory Board of the Institute for the Study of Early Childhood Education, a Trustee of Hopkins House Academy, and a member of the Advisory Board of the Naval Academy Center for Cyber Security Studies. Mr. Gompert is also currently a Distinguished Adjunct Professor at Virginia Commonwealth University and a Member of the American Academy of Diplomacy. He holds a B.S. in Engineering from the U.S. Naval Academy and a M.P.A. from Princeton University’s Woodrow Wilson School of Public and International Affairs. Mr. Gompert brings to our Board of Directors experience in senior roles in the defense and national security sectors and private sector executive leadership experience.

Hon. Ronald R. Spoehel, Director

Mr. Spoehel has been our Director since April 2014. Since 2009, Mr. Spoehel has been a private investor and served on a number of public and private company boards of directors. Mr. Spoehel served as Chief Financial Officer of the National Aeronautical and Space Administration from 2007 to 2009. Previously, he served as a Director, Executive Vice President and Chief Financial Officer of ICx Technologies, Inc; as a Director, Executive Vice President and Chief Financial Officer of ManTech International Corporation; as an executive officer of Harris Corporation; and as an executive officer of ICF Kaiser International, following ten years in investment banking. Mr. Spoehel currently serves on the Board of Profire Energy, Inc. and also serves and has served on the boards of directors of private companies in the U.S. and internationally.

Vice Admiral (ret.) Robert B. Murrett, Director

Vice Admiral (ret.) Murrett has been our Director since October 2014. Since 2011, Vice Admiral (ret.) Murrett has served as Professor of Practice and Deputy Director of the Institute for National Security and Counterterrorism at the Maxwell School, Syracuse University. He is also on the adjunct staff of the RAND Corporation. From 2006 to 2010, he was Director of the National Geospatial-Intelligence Agency. He was Director of Naval Intelligence from 2005 and 2006, and Vice Director for Intelligence, Joint Chiefs of Staff from 2002 to 2006. Prior to that, he was a career intelligence officer in the U.S. Navy, with 34 years of active duty. He serves on a number of advisory boards, including the Institute for Veterans and Military Families, the MITRE Intelligence Advisory Board, the Boeing Network and Space Systems Senior Advisory Group, Naval Intelligence Professionals, the U.S. Naval Academy Cyber Center, and the Veterans Administration Center for Integrated Health Care.

Corporate Governance

The Board of Directors

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

Director Independence

The Board of Directors has determined that each of the Hon. David C. Gompert, Vice Admiral (ret.) Robert B. Murrett and the Hon. Ronald R. Spoehel are independent in accordance with the Listing Rules (the “NASDAQ Listing Rules”) of the NASDAQ Stock Market LLC (“NASDAQ”). The Board of Directors affirmatively determined that no director (other than Messrs. Perl and Davis) has a material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company.

We currently have the following standing committees: the Audit Committee, the Nominating Committee and the Compensation Committee. Each of the standing committees of the Board of Directors is composed entirely of independent directors.

Audit Committee

We have an Audit Committee of the Board of Directors which consists of the Hon. Ronald R. Spoehel, the Hon. David C. Gompert and Vice Admiral (ret.) Robert B. Murrett. The Hon. Ronald R. Spoehel serves as the chairman of the Audit Committee. Our Board of Directors has determined that each of the Hon. Ronald R. Spoehel, the Hon. David C. Gompert and Vice Admiral (ret.) Robert B. Murrett is an independent director. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ listing rules. The NASDAQ listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that the Hon. Ronald R. Spoehel qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Our Audit Committee has a formal written charter, which has been posted on the Company’s website and can be found at www.gdef.com.

Nominating Committee

We have a Nominating Committee of the Board, which consists of the Vice Admiral (ret.) Robert B. Murrett (Chairman), the Hon. Ronald R. Spoehel and the Hon. David C. Gompert. The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The Nominating Committee considers persons identified by its members, management, stockholders, investment bankers and others.

Compensation Committee

The Compensation Committee was formed in November 2014. The Compensation Committee comprises of the Hon. David C. Gompert (Chairman), Vice Admiral (ret.) Robert B. Murrett and the Hon. Ronald R. Spoehel. The Compensation Committee has overall responsibility for determining and approving the compensation of our Chief Executive Officer and reviewing and approving the annual base salaries and annual incentive opportunities of our executive officers. The Company may utilize the services of independent consultants to perform analyses and to make recommendations relative to executive compensation matters. These analyses and recommendations are conveyed to the Compensation Committee, and the Compensation Committee takes such information into consideration in making its compensation decisions. The Compensation Committee has adopted a formal written charter, which has been posted to the Company’s website and can be found at www.gdef.com.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Act of 1934, the Company’s directors and executive officers, and any persons holding 10% or more of its common stock, are required to report their beneficial ownership and any changes therein to the Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2014 all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Affiliated Company	Name of Individual(s)	Priority/Preference relative to Global Defense & National Security Systems, Inc.
Global Strategies Group and its affiliates	Damian Perl, Dale Davis, Craig Dawson, Frederic Cassis, Gavin Long

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

Global Integrated Security (USA) Inc.	David Gompert

Mr. Gompert will be required to present all business opportunities which are suitable for Global Integrated Security (USA) Inc. to Global Integrated Security (USA) Inc. prior to presenting them to us. Global Integrated Security (USA) Inc. is the U.S. security services business of Global Strategies Group.

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

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our officers, directors, founders or any of their respective affiliates, prior to or in connection with a Business Combination. However, such individuals and entities are being reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target acquisitions and performing due diligence on suitable Business Combination s. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

We do not have any equity compensation plan.

The following table sets forth information regarding the beneficial ownership based on 9,624,725 shares of our common stock outstanding as of March 25, 2015 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owners	Number of Shares	Percentage of Class(1)
Global Defense & National Security Holdings LLC(2)	2,724,725	28.3%
Damian Perl(2)	2,724,725	28.3%
North Pole Capital Master Fund(3)	1,128,686	11.7%
AQR Capital Management, LLC(4)	895,500	9.3%
HighVista Strategies LLC(5)	600,000	6.2%
Bulldog Investors LLC(6)	549,900	5.7%

(1)          Based on a total of 9,624,725 shares of the Company’s common stock issued and outstanding on March 25, 2015.

(2)          Global Defense & National Security Holdings LLC, our Sponsor, is the record holder of all of these shares. Blue Marlin Corporate Ltd is the sole member of Global Defense & National Security Holdings LLC. Mr. Davis, our Chief Executive Officer, President and director is the sole manager of Global Defense & National Security Holdings LLC but does not have voting or dispositive power over the shares of common stock held by Global Defense & National Security Holdings LLC without the consent of Blue Marlin Corporate Ltd, the sole member of Global Defense & National Security Holdings LLC. Mr. Perl, our Chairman of the Board, is the ultimate beneficial owner of Global Defense & National Security Holdings LLC and Blue Marlin Corporate Ltd, and may be considered to have beneficial ownership of Global Defense & National Security Holdings LLC’s interests in us. The business address of our Sponsor is 11921 Freedom Drive, Suite 550, Two Fountain Square, Reston, Virginia 20190.

(3)          According to a Schedule 13G filed on February 13, 2015, North Pole Capital Master Fund (“North Pole”), a Cayman Islands exempted company and Polar Securities Inc. (“Polar Securities”), a company incorporated under the laws of Ontario, Canada, have shared dispositive and voting power with regards to the shares. The address of the reporting persons is 401 Bay Street, Suite 1900, P.O. Box 19, Toronto, Ontario, Canada M5H 2Y4.

(4)          The reporting persons also include AQR Capital Management Holdings, LLC. Based on the information contained in the Schedule 13G filed on February 17, 2015 by AQR Capital Management, LLC, AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, which holds 8.7% of the total 9.3% amount owned by AQR Capital Management, LLC. AQR Capital Management, LLC has shared dispositive and voting power with regards to the shares. The business address of the reporting persons is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(5)          The reporting persons also include HighVista Strategies, LLC, HighVista GP Limited Partnership, HighVista GP II Limited Partnership, HighVista III Limited Partnership, HighVista GP, LLC, HighVista I Limited Partnership, HighVista II Limited Partnership, HighVista GP III Limited Partnership, HighVista III, Ltd., HighVista V Limited Partnership, HighVista VI Limited Partnership, HighVista Liquid 1.5 Offshore Fund, HighVista 1.5 U.S. Fund, HighVista Multi-Asset Fund, XL RE Ltd, Brian H. Chu and André F. Perold. Based on the information contained in the Schedule 13G filed on February 17, 2015, HighVista Strategies LLC, HighVista GP, LLC HighVista GP Limited Partnership, HighVista GP II Limited Partnership, HighVista GP III Limited Partnership, HighVista I Limited Partnership, HighVista II Limited Partnership, HighVista III, Ltd., HighVista V Limited Partnership, HighVista VI Limited Partnership, HighVista Liquid Multi-Asset Fund – Moderate (Cayman) Ltd., HighVista 1.5 (Offshore) Ltd., HighVista 1.5 (U.S.) LP, XL Re Ltd, Brian H. Chu and André F. Perold each have sole voting and dispositive power with respect to all shares. The business address of HighVista Strategies, HighVista GP, HighVista GP II, HighVista GP III, HighVista LLC, HighVista I, HighVista II, HighVista V, HighVista VI and HighVista 1.5 U.S. Fund is John Hancock Tower, 50th Floor, 200 Clarendon Street, Boston, MA 02116. The business address for HighVista III, HighVista Liquid Multi-Asset Fund and HighVista 1.5 Offshore Fund is Codan Trust Company (Cayman) Limited, Century Yard, Cricket Square, Hutchins Drive, P.O. Box 2681 GT, George Town, Grand Cayman, British West Indies. The business address for XL RE Ltd is One Bermudiana Road, Hamilton HM08, Bermuda.

(6)          According to a Schedule 13G filed on November 4, 2013, Bulldog Investors, LLC, is owned by Phillip Goldstein, Andrew Dakos and Steven Samuels. The 549,900 shares of the Company that Bulldog Investors, LLC owns includes 304,073 shares (representing 3.63% of the Company’s outstanding shares) that are beneficially owned by the following entities over which Messrs. Goldstein, Dakos and Samuels exercise control: Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund LP, Full Value Offshore Fund Ltd., Full Value Partners LP, Opportunity Income Plus Fund LP, MCM Opportunity Partners LP (collectively, Bulldog Investors Funds). Bulldog Investors, LLC has the sole dispositive and voting power over these 304,073 shares. All other shares included in the aforementioned 549,900 shares of the Company owned by Bulldog Investors, LLC (solely by virtue of its power to sell or direct the vote of these shares) are also beneficially owned by clients of Bulldog Investors, LLC. Bulldog Investors, LLC has shared dispositive and voting power with regards to 549,900 shares. The business address of this stockholder is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, New Jersey 07663.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In order to finance transaction costs in connection with an intended initial Business Combination, Global Defense & National Security Holdings, LLC (our “Sponsor”), officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts (subject to any conversion thereof). In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account in which the proceeds of our initial public offering and private placement of shares were placed (the “Trust Account”) to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

In July 2013, the Company issued 2,003,225 shares of common stock to the Sponsor (the “Sponsor’s Shares”) for an aggregate purchase price of $25,000.

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. For the year ended December 31, 2014, the Sponsor has paid operating costs amounting to $168,431, of which $80,105 was incurred for the period ended December 31, 2013. As of December 31, 2014, the total amount owed to the Sponsor is $1,511,799 (December 31, 2013: $80,105), and recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) July 24, 2015, or (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

Simultaneously with the closing of the Company’s initial public offering, the Company completed the private sale of 721,500 shares of common stock (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Share (including 76,500 shares from exercising of the over-allotment), to the Company’s Sponsor, generating gross proceeds to the Company of $7,215,000 (including additional an $76,500 as a result of the over-allotment being exercised). The Private Placement Shares are identical to the shares sold in the Company’s initial public offering, except that the Sponsor has agreed (1) to vote the Private Placement Shares in favor of any proposed Business Combination, and (2) not to convert any Private Placement Shares in connection with a stockholder vote to approve any proposed initial Business Combination or to sell any Private Placement Shares to the Company pursuant to any tender offer in connection with any proposed initial Business Combination. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The Sponsor’s Shares are identical to the shares sold in the Company’s initial public offering (the “Public Shares”), except that (1) the Sponsor’s Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our Sponsor has agreed: (i) to waive its redemption rights with respect to its Sponsor’s Shares, Private Placement Shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive its redemption rights with respect to its Sponsor’s Shares and Private Placement Shares if we fail to consummate a Business Combination within 21 months from the date of our prospectus (October 24, 2013). However, our Sponsor will be entitled to redemption rights with respect to any Public Shares it holds if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

The Sponsor has agreed to waive its pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the closing of a Business Combination, (ii) if we fail to close our initial Business Combination within 21 months of the date of the Company’s prospectus (October 24, 2013) (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon our liquidation prior to the expiration of the 21 month period. However, if our Sponsor should acquire Public Shares after the IPO, it will be entitled to a pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) with respect to such Public Shares if we fail to close a Business Combination within the required time period. If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

All of the Sponsor’s Shares have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent. Of the total Sponsor’s Shares, 50% of such shares will be released from escrow six months after the closing of the Business Combination. The remaining 50% of the Sponsor’s Shares will be released from escrow one year after the closing of the Business Combination.

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

Director Independence

Our Board of Directors has determined that Messrs. Gompert, Murrett and Spoehel are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. In general, an “independent director” is a person other than an officer or employee of ours or any other individual having a relationship, which in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying on the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors will be present.

Item 14.	Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since inception include:

	July 3, 2013 (inception) to December 31, 2013	January 1, 2014 to December 31, 2014
Audit Fees (1)	$73,500	$52,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	8,500
All Other Fees (4)	-	-
Total Fees:	$73,500	$60,500

(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Audit fees paid to Rothstein Kass were $83,000 while $42,500 was paid to KPMG since annexing the engagement from Rothstein Kass.

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

(3) Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice. All fees relating to tax were generated by KPMG.

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

INDEX TO THE FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	44

Report of Independent Registered Public Accounting Firm	45

Balance Sheets as of December 31, 2014 and 2013	46

Statements of Operations for the year ended December 31, 2014 and for the period from July 3, 2013 (inception) to December 31, 2013	47

Statements of Changes in Stockholders’ Equity for the year ended December 31, 2014 and for the period from July 3, 2013 (inception) to December 31, 2013	48

Statements of Cash Flows for the year ended December 31, 2014 and for the period from July 3, 2013 (inception) to December 31, 2013	49

Notes to Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Global Defense & National Security Systems, Inc.:

We have audited the accompanying balance sheet of Global Defense & National Security Systems, Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for year then ended. These financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Defense & National Security Systems, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-10 for the year ended December 31, 2014, which resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, stockholders’ equity and cash flows.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate in the event that the Company does not consummate an initial business combination by July 24, 2015. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
March 25, 2015

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

/s/ Rothstein Kass

Roseland, New Jersey

March 12, 2014

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$410,261	$827,541
Prepaid insurance	44,884	128,771
Total current assets	455,145	956,312

Cash and cash equivalents held in Trust Account	72,833,815	72,810,956
Total assets	$73,288,960	$73,767,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$257,575	$44,937
Convertible promissory note to affiliate	1,263,263	-
Due to affiliate	248,536	80,105
Total current liabilities	1,769,374	125,042

Deferred underwriters’ fees	1,897,500	1,897,500
Total liabilities	3,666,874	2,022,542

Common stock subject to possible redemption:
6,125,315 shares (at redemption value) at December 31, 2014 (6,326,513 at December 31, 2013)	64,622,085	66,744,725

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 3,499,410 and 3,298,212 shares issued and outstanding (excluding 6,125,315 and 6,326,513 shares subject to possible redemption) at December 31, 2014 and December 31, 2013, respectively	350	329
Additional paid-in capital	7,207,424	5,084,805
Accumulated deficit	(2,207,773)	(85,133)
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$73,288,960	$73,767,268

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2014	July 3, 2013 (inception) to December 31, 2013

Revenue	$-	$-
General and administrative expenses	2,145,499	101,089
Loss from operations	(2,145,499)	(101,089)
Interest income	22,859	15,956
Net loss attributable to common stock not subject to possible redemption	$(2,122,640)	$(85,133)

Weighted average number of common shares, excluding shares subject to possible redemption – basic and diluted	3,399,156	1,133,181
Net loss per common share, excluding shares subject to possible redemption – basic and diluted	$(0.62)	$(0.10)

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from July 3, 2013 (inception) to December 31, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	deficit	Equity
Sale of common stock issued to initial stockholder on July 3, 2013 at approximately $0.012 per share	2,003,225	$200	$24,800	$-	$25,000

Proceeds from private placement of 721,500 shares	721,500	72	7,214,928	-	7,215,000

Proceeds from public offering of 6,900,000 shares, net of offering expenses	6,900,000	690	68,999,310	-	69,000,000

Underwriters’ discount and offering expenses	-	-	(4,410,141)	-	(4,410,141)

Net proceeds subject to possible redemption of 6,326,513 shares	(6,326,513)	(633)	(66,744,092)	-	(66,744,725)

Net loss attributable to common stock not subject to possible redemption	-	-	-	(85,133)	(85,133)

Balances at December 31, 2013	3,298,212	329	5,084,805	(85,133)	5,000,001

Decrease in carrying amount of redeemable shares to 6,125,315 shares subject to possible redemption at December 31, 2014	201,198	21	2,122,619	-	2,122,640

Net loss attributable to common stock not subject to possible redemption	-	-	-	(2,122,640)	(2,122,640)

Balances at December 31, 2014	3,499,410	$350	$7,207,424	$(2,207,773)	$5,000,001

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	July 3, 2013 (inception) to December 31, 2013

Cash Flows From Operating Activities:
Net loss attributable to common stock not subject to possible redemption	$(2,122,640)	$(85,133)
Adjustments to reconcile net loss attributable to common stock not subject to possible redemption to net cash used in operating activities:
Interest on Trust Account	(22,859)	(15,956)
Change in operating assets and liabilities:
Prepaid insurance	83,887	(128,771)
Accounts payable and accrued expenses	212,638	44,937
Due to affiliate	168,431	80,105
Net cash used in operating activities	(1,680,543)	(104,818)

Cash Flows from Investing Activities:
Proceeds deposited in Trust Account	-	(72,795,000)
Net cash used in investing activities	-	(72,795,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note to affiliate	1,263,263	-
Payment of underwriting fees	-	(2,070,000)
Proceeds from sale of shares to Sponsor	-	25,000
Proceeds from public offering	-	69,000,000
Proceeds from private placement	-	7,215,000
Payment of offering costs	-	(442,641)
Net cash provided by financing activities	1,263,263	73,727,359

Net (Decrease) / Increase in cash	(417,280)	827,541
Cash at beginning of period	827,541	-
Cash at end of period	$410,261	$827,541

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriters’ fee	$-	$1,897,500

Supplemental Disclosure of Cash Flow Information:
Cash paid for Franchise taxes	$272,906	$-

See accompanying notes to financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At December 31, 2014, the Company had not commenced any operations. All activity through December 31, 2014, relates to the Company’s formation, the initial public offering (“Public Offering”) described below in Note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

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

Net proceeds of $72,795,000 from the Public Offering and simultaneous private placements of the placement shares (as described below in Note 3) are being held in a trust account (“Trust Account”) in the United States maintained by American Stock Transfer& Trust Company, acting as trustee, and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c) (3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Liquidation and going concern

Our Sponsor, officers and directors have agreed that the Company will have only 21 months from the date of our prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination by July 24, 2015, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO THE FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

In July 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the period ended December 31, 2013. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013.  In accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated these errors and, based on an analysis of quantitative and qualitative factors, has determined that they were not material to each of the prior reporting periods affected and no amendments of previously filed form 10-Q or form 10-K reports with the SEC are required.

Recently adopted accounting standard

The Company complied with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” At December 31, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of December 31, 2014, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common share is computed by dividing net loss attributable to common stock not subject to possible redemption by the weighted average number of shares of common share outstanding for the period.

Diluted net loss per share of common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus, to the extent dilutive, the incremental number of common shares to settle the convertible advance made by the Sponsor (see Note 5), as calculated using the treasury stock method. However, due to the losses presented for all periods, incremental common shares are not considered as they are anti-dilutive. As a result, diluted profit/loss per share of common share is the same as basic profit/loss per common share for the period. At December 31, 2014, the Company had an outstanding advance owing to Sponsor convertible into 122,172 common shares (December 31, 2013: zero common share).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account:
U.S. Government Treasury Bills	$72,830,252	$72,830,252	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account:
U.S. Government Treasury Bills	$72,780,878	$72,780,878	$-	$-

Recent accounting pronouncement

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of uncertainties about an entity’s ability to continue as a going concern”, which requires management to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the adoption of this ASU and its impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014 and December 31, 2013, the Company has a net deferred tax asset, before valuation allowance, of approximately $856,000 and $65,000 respectively, related to net operating loss carry forwards (which begin to expire in 2033), organizational costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits as of December 31, 2014. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2014 was as follows:

Year Ended December 31,
2014
U.S. federal statutory income tax rate	35%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	4%
Change in Valuation Allowance	(39)%
Effective tax rate	0%

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

Accordingly, at December 31, 2014, 6,125,315 (December 31, 2013, 6,326,513 of the Public Shares) are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at December 31, 2014 and December 31, 2013).

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 will be used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. For the year ended December 31, 2014, the Sponsor has paid operating costs amounting to $168,431, of which $80,105 was incurred for the period ended December 31, 2013. As of December 31, 2014, the total amount owed to the Sponsor is $1,511,799 (December 31, 2013: $80,105), and recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) July 24, 2015, or (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

 GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE FINANCIAL STATEMENTS

On October 24, 2013, the date that our securities were first listed on the NASDAQ, we agreed to pay our Sponsor a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement was agreed to by our Sponsor for our benefit and is not intended to provide our Sponsor compensation in lieu of salary or other remuneration. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

6.	TRUST ACCOUNT

A total of $72,795,000, which includes $65,580,000 of the net proceeds from the Public Offering and $7,215,000 from the private placement, was placed in the Trust Account.

As of December 31, 2014, the Company’s Trust Account consists of $72,830,252 (December 31, 2013: $72,780,878), invested exclusively in 3 month U.S. government treasury bills and another $3,563 (December 31, 2013: $30,078) is held as cash.

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

Management has approved the financial statements and performed an evaluation of subsequent events through the date of issuance noting no items requiring disclosure except for the following:

On October 8, 2014, we received an inquiry from the NASDAQ Staff relating to whether we satisfied the minimum public holder requirement, and on November 14, 2014, we informed NASDAQ that we do not believe we meet this requirement. On January 13, 2015, NASDAQ granted us until May 13, 2015 to evidence compliance. If the Company is unable to regain compliance prior to the expiration of any extension period granted by the NASDAQ Staff, the Company can appeal the decision to an independent hearings panel. The filing of such an appeal would stay any suspension or delisting action until the conclusion of the hearing process and the expiration of any extension granted by the panel.

If NASDAQ suspends or delists our shares from trading on its exchange and we are not able to list our shares on another national securities exchange, we expect our shares could be quoted in the over-the-counter market on the OTCQB market tier or the OTC Pink Current Information tier.

Exhibit
Number	Description
1.1	Underwriting Agreement, dated October 24, 2013, between the Company and Cowen and Company, LLC, acting on its own behalf and as representative of the several underwriters referred to in Schedule A thereto. (1)**
3.1	Corrected Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (5)
4.1	Specimen Common Stock Certificate (4)
10.1	Administrative Services Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.2	Registration Rights Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.3	Investment Management Trust Agreement(1)
10.4	Stock Escrow Agreement, dated October 23, 2013, among the Company, American Stock Transfer & Trust Company, and Global Defense & National Security Holdings LLC (1)
10.5	Private Placement Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.6	Right of First Refusal Agreement, dated October 23, 2013, between the Company and Global Integrated Security (USA) Inc (1)

10.7	Letter Agreement, dated October 24, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.8	Letter Agreement, dated October 24, 2013, between the Company and Frederic Cassis (1)
10.9	Letter Agreement, dated October 24, 2013, between the Company and Craig Dawson (1)
10.10	Letter Agreement, dated October 24, 2013, between the Company and John Gannon (1)
10.11	Letter Agreement, dated October 24, 2013, between the Company and David C. Gompert (1)
10.13	Letter Agreement, dated October 24, 2013, between the Company and Gavin Long (1)
10.14	Letter Agreement, dated October 24, 2013, between the Company and Dale R. Davis (1)
10.15	Letter Agreement, dated October 24, 2013, between the Company and Damian Perl (1)
10.16	Loan Agreement between Blue Marlin and the Sponsor (3)
10.17	Form of Indemnification Agreement (6)
10.18	Promissory Note issued to the Sponsor, dated July 18, 2013 (7)
10.19	Convertible Promissory Note issued to the Sponsor, dated May 15, 2014 (8)
14.1	Code of Ethics (7)
23.1	Consent of RK Rothstein Kass (4)
24.1	Power of Attorney (11)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
99.1	Audit Committee Charter (9)
101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Schema (10)
101.CAL	XBRL Taxonomy Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Definition Linkbase (10)
101.LAB	XBRL Taxonomy Label Linkbase (10)
101.PRE	XBRL Taxonomy Presentation Linkbase (10)

(1)	incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on November 4, 2013.

(2)	incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on April 8, 2014.

(3)	incorporated by reference to the document previously filed with Schedule 13D on November 8, 2013.

(4)	incorporated by reference to the document previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 22, 2013.

(5)	incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on October 18, 2013.

(6)	incorporated by reference to the document previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on October 7, 2013.

(7)	incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on October 2, 2013.

(8)	incorporated by reference to the document previously filed with the Form 8-K filed by Registrant on May 19, 2014.

(9)	incorporated by reference to the document previously filed with the Form 10-K filed by the Registrant on March 14, 2014.

(10)	filed herewith.

(11)	included on signature page herein.

**	schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: March 25, 2015	By:	/s/ Dale R. Davis
		Name:	Dale R. Davis
		Title:	Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 25, 2015	By:	/s/ Dale R. Davis
		Name:	Dale R. Davis
		Title:	Chief Executive Officer,
President and Director
(Principal Executive Officer)

Date: March 25, 2015		/s/ Craig Dawson
		Name:	Craig Dawson
		Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2015	By:	/s/ Frederic Cassis
		Name:	Frederic Cassis
		Title:	Secretary

Date: March 25, 2015	By:	/s/ Damian Perl
		Name:	Damian Perl
		Title:	Chairman of the Board

Date: March 25, 2015	By:	/s/ Robert B. Murrett
		Name:	Vice Admiral (ret.) Robert B. Murrett
		Title:	Director

Date: March 25, 2015	By:	/s/ David C. Gompert
		Name:	Hon. David C. Gompert
		Title:	Director

Date: March 25, 2015	By:	/s/ Ronald R. Spoehel
		Name:	Hon. Ronald R. Spoehel
		Title:	Director

EXHIBIT INDEX

Exhibit
Number	Description
1.1	Underwriting Agreement, dated October 24, 2013, between the Company and Cowen and Company, LLC, acting on its own behalf and as representative of the several underwriters referred to in Schedule A thereto. (1)**
3.1	Corrected Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (5)
4.1	Specimen Common Stock Certificate (4)
10.1	Administrative Services Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.2	Registration Rights Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.3	Investment Management Trust Agreement(1)
10.4	Stock Escrow Agreement, dated October 23, 2013, among the Company, American Stock Transfer & Trust Company, and Global Defense & National Security Holdings LLC (1)
10.5	Private Placement Agreement, dated October 23, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.6	Right of First Refusal Agreement, dated October 23, 2013, between the Company and Global Integrated Security (USA) Inc (1)
10.7	Letter Agreement, dated October 24, 2013, between the Company and Global Defense & National Security Holdings LLC (1)
10.8	Letter Agreement, dated October 24, 2013, between the Company and Frederic Cassis (1)
10.9	Letter Agreement, dated October 24, 2013, between the Company and Craig Dawson (1)
10.10	Letter Agreement, dated October 24, 2013, between the Company and John Gannon (1)
10.11	Letter Agreement, dated October 24, 2013, between the Company and David C. Gompert (1)
10.13	Letter Agreement, dated October 24, 2013, between the Company and Gavin Long (1)
10.14	Letter Agreement, dated October 24, 2013, between the Company and Dale R. Davis (1)
10.15	Letter Agreement, dated October 24, 2013, between the Company and Damian Perl (1)
10.16	Loan Agreement between Blue Marlin and the Sponsor (3)
10.17	Form of Indemnification Agreement (6)
10.18	Promissory Note issued to the Sponsor, dated July 18, 2013 (7)
10.19	Convertible Promissory Note issued to the Sponsor, dated May 15, 2014 (8)
14.1	Code of Ethics (7)
23.1	Consent of Rothstein Kass (4)
24.1	Power of Attorney (11)
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
99.1	Audit Committee Charter (9)
101.INS	XBRL Instance Document (10)
101.SCH	XBRL Taxonomy Schema (10)
101.CAL	XBRL Taxonomy Calculation Linkbase (10)
101.DEF	XBRL Taxonomy Definition Linkbase (10)
101.LAB	XBRL Taxonomy Label Linkbase (10)
101.PRE	XBRL Taxonomy Presentation Linkbase (10)

(1)	incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on November 4, 2013.

(2)	incorporated by reference to the document previously filed with the Form 8-K filed by the Registrant on April 8, 2014.

(3)	incorporated by reference to the document previously filed with Schedule 13D on November 8, 2013.

(4)	incorporated by reference to the document previously filed with Amendment No. 4 to the Form S-1 filed by the Registrant on October 22, 2013.

(5)	incorporated by reference to the document previously filed with Amendment No. 3 to the Form S-1 filed by the Registrant on October 18, 2013.

(6)	incorporated by reference to the document previously filed with Amendment No. 2 to the Form S-1 filed by the Registrant on October 7, 2013.

(7)	incorporated by reference to the document previously filed with Amendment No. 1 to the Form S-1 filed by the Registrant on October 2, 2013.

(8)	incorporated by reference to the document previously filed with the Form 8-K filed by Registrant on May 19, 2014.

(9)	incorporated by reference to the document previously filed with the Form 10-K filed by the Registrant on March 14, 2014.

(10)	filed herewith.

(11)	included on signature page herein.

**	schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

