Form 10-Q
period 2015-03-31
Global Defense & National Security Systems, Inc.
filed 2015-05-13
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of May 12, 2015, there were 9,624,725 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$235,999	$410,261
Prepaid insurance	58,488	44,884
Total current assets	294,487	455,145

Cash and investments held in Trust Account	72,834,857	72,833,815
Total assets	$73,129,344	$73,288,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$359,106	257,575
Convertible promissory note to affiliate	1,263,263	1,263,263
Due to affiliate	343,790	248,536
Total current liabilities	1,966,159	1,769,374

Deferred underwriters fees	1,897,500	1,897,500
Total liabilities	3,863,659	3,666,874

Common stock subject to possible redemption:
6,091,533 shares (at redemption value) at March 31, 2015 (6,125,315 at December 31, 2014)	64,265,684	64,622,085

Stockholders’ equity
3,533,192 and 3,499,410 shares issued and outstanding (excluding 6,091,533 and 6,125,315 shares subject to possible redemption) at March 31, 2015 and December 31, 2014, respectively	353	350
Additional paid-in capital	(2,564,173)	7,207,424
Accumulated deficit	7,563,821	(2,207,773)
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$73,129,344	$73,288,960

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2015	Three Months ended March 31, 2014

Revenue	$-	$-
General and administrative expenses	357,442	1,198,348
Loss from operations	(357,442)	(1,198,348)
Interest income	1,042	12,157
Net loss attributable to common stock not subject to possible redemption	$(356,400)	$(1,186,191)

Weighted average number of common shares, excluding shares subject to possible redemption – basic and diluted	3,499,785	3,299,461
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.10)	$(0.36)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Month Ended March 31, 2015

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2015	3,499,410	$350	$7,207,424	$(2,207,773)	$5,000,001

Decrease in carrying amount of redeemable shares to 6,091,533 shares subject to possible redemption at March 31, 2015	33,782	3	356,397	-	356,400

Net loss attributable to common stock not subject to possible redemption	-	-	-	(356,400)	(356,400)

Balances at March 31, 2015	3,533,192	$353	$7,563,821	$(2,564,173)	$5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Month Ended March 31, 2014

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2014	3,298,212	$329	$5,084,805	$(85,133)	$5,000,001

Decrease in carrying amount of redeemable shares to 6,214,078 shares subject to possible redemption at March 31, 2014	112,435	12	1,186,179	-	1,186,191

Net loss attributable to common stock not subject to possible redemption	-	-	-	(1,186,191)	(1,186,191)

Balances at March 31, 2014	3,410,647	$341	$6,270,984	$(1,271,324)	$5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

(A Corporation in the Development Stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended, March 31, 2015	Three Months ended, March 31, 2014

Cash Flows From Operating Activities:
Net loss	$(356,400)	$(1,186,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Trust Account	(1,042)	(12,157)
Change in operating assets and liabilities:
Prepaid insurance	(13,604)	16,382
Accounts payable and accrued expenses	101,530	764,968
Due to affiliate	95,254	183,158
Net cash used in operating activities	(174,262)	(233,840)

(Decrease) in cash	(174,262)	(233,840)
Cash at beginning of period	410,261	827,541
Cash at end of period	$235,999	$593,701

Supplemental Disclosure of Non-Cash Financing Activities:
Deferred underwriters’ fee	$-	$1,897,500

Supplemental Disclosure of Cash Flow Information:
Cash paid for Franchise taxes	$-	$91,277

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2015, the Company had not commenced any operations. All activity through March 31, 2015, relates to the Company’s formation, the initial public offering (“Public Offering”) described below in Note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

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

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

Recently adopted accounting standard

The Company complied with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” At December 31, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of March 31, 2015 and December 31, 2014, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common share is computed by dividing net loss attributable to common stock not subject to possible redemption by the weighted average number of shares of common share outstanding for the period.

Diluted net loss per share of common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus, to the extent dilutive, the incremental number of common shares to settle the convertible advance made by the Sponsor (see Note 5), as calculated using the treasury stock method. However, due to the losses presented for all periods, incremental common shares are not considered as they are antidilutive. As a result, diluted profit/loss per share of common share is the same as basic profit/loss per common share for the period. At March 31, 2015, the Company had an outstanding advance owing to Sponsor convertible into 121,819 common shares.

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

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

Fair value of financial instruments

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account: U.S. Government Treasury Bills	$72,832,325	$72,832,325	$-	$-

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account: U.S. Government Treasury Bills	$72,830,252	$72,830,252	$-	$-

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

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2015 and December 31, 2014, the Company has a net deferred tax asset, before valuation allowance, of approximately $995,000 and $856,000 respectively, related to net operating loss carry forwards (which begin to expire in 2033), organizational costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits as of March 31, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of March 31, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the three months ended March 31, 2015 was as follows:

U.S. federal statutory income tax rate	35%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	3.9%
Change in Valuation Allowance	(38.9)%
Effective tax rate	0%

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

Accordingly, at March 31, 2015, 6,091,533 (December 31, 2014, 6,125,315 of the Public Shares) are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at March 31, 2015 and December 31, 2014).

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

As of March 31, 2015, we had cash of $235,999. On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. As of March 31, 2015, the total amount owed to the Sponsor of $1,607,053, is recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

On March 12 2015, the Company entered into compensation letter agreements with certain directors, contingent upon the consummation of a Business Combination. According to the terms of these compensation letter agreements, subject to the completion of the Company’s initial Business Combination, each of the Company’s directors who continue to serve in that capacity following the Business Combination will be entitled to receive a one-time cash retainer, in the amount of $60,000 for the inside directors and between $33,750-$86,250 for independent directors. As long as each such director continues to serve on the board of directors, such director will thereafter be eligible for an annual cash retainer of $60,000, and an additional $5,000 for each committee of the board of directors on which such director serves. The chairman of the board of directors will be eligible for an adjusted annual cash retainer of $80,000, which will be inclusive of any committee retainers.

In addition, subject to consummation of the Company’s initial Business Combination and approval of a stock incentive plan by the Company’s stockholders, the Company’s independent directors who continue to serve on the board of directors following the Business Combination will be eligible to receive options to purchase a number of shares of the Company’s common stock equal to $60,000 ($80,000 for the chairman of the board of directors), at a price per share equal to the Company’s stock price on the grant date, which is expected to be two business days following the closing of the Business Combination. The options will be subject to a vesting schedule.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

6.	TRUST ACCOUNT

A total of $72,795,000, which includes $65,580,000 of the net proceeds from the Public Offering and $7,215,000 from the private placement, was placed in the Trust Account.

As of March 31, 2015, the Company’s Trust Account consists of $72,832,325 (December 31, 2014: $72,830,252), invested exclusively in 3 month U.S. government treasury bills and another $2,532 (December 31, 2014: $3,563) is held as cash.

7.	COMMITMENT AND CONTINGENCIES

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

On May 12, 2015, the Company issued a convertible promissory note in the amount of $1,343,790 to the Sponsor. The amount consists of $343,790 due to affiliate as at March 31, 2015, and additional funding of $1,000,000 received on April 29, 2015. The convertible note is due on the earlier of (1) July 24, 2015, or (2) immediately following the consummation of the initial Business Combination (as defined in the Company’s amended and restated certificate of incorporation). At the Sponsor’s election, upon the Business Combination, the note will convert into the Company’s common stock, par value $0.0001, at a price equal to the greater of (1) $10.00 per share, and (2) the 30-day trailing average of the closing price per share. Funds in the Trust Account (as defined in the Company’s amended and restated certificate of incorporation) will not be used to repay the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this document, unless otherwise specified or if the context otherwise requires, the “Company”, “we”, “us”, and “our” refer to Global Defense & National Security Systems, Inc., a blank check company organized under the laws of the State of Delaware on July 3, 2013.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q.

This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on the beliefs and assumptions of management and information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

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

Results of Operations

For the three-month period ended March 31, 2015, we had a net loss of $356,400 (March 31, 2014: $1,186,191), consisting primarily of interest income offset by general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date. All activity through March 31, 2015 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters. Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of March 31, 2015, $72,834,857 (December 31, 2014: $72,833,815) was held in the trust account and we had cash outside of trust of $235,999 (December 31, 2014: $410,261) and $359,106 ( December 31, 2014: $257,575) in accounts payable and accrued expenses. All interest income earned on the trust accounts may be available to us to fund our working capital requirements. From inception to March 31, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the event of a Business Combination.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $235,999. On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. As of March 31, 2015, the total amount owed to the Sponsor of $1,607,053, is recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

None.

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

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with an intended initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through March 31, 2014. For the three-month period ended March 31, 2015, the Sponsor has paid operating costs amounted to $95,254 (March 31, 2014: $183,158), which the Company recorded as due to affiliate in the accompanying condensed balance sheets. As of March 31, 2015, the total amount owed to the Sponsor is $1,607,053. The convertible note is due on the earlier of (1) July 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

As of March 31, 2015, $72,834,857 (December 31, 2014: $72,833,815) (excluding approximately $1,897,500 of deferred underwriting discounts) was held in trust for the purposes of consummating a Business Combination. The proceeds held in trust (including approximately $1,897,500 of deferred underwriting discounts) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of March 31, 2015, the effective annualized interest rate payable on our investments was approximately 0.04%.

We have not engaged in any hedging activities since our inception on July 3, 2013. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, including our chief executive officer and chief financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. other information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 10-K filed with the SEC on March 14, 2015. This section supplements and updates that discussion. For a complete understanding of the subject, you should read both together.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss in our 10-K, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

None.

Use of Proceeds

The Company consummated the initial public offering (the “IPO”) on October 29, 2013 and received net proceeds of $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to our Sponsor and $9,495,000 as a result of the underwriters’ exercise of the over-allotment option.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Net proceeds of $72,795,000 from the IPO and simultaneous private placements of the Private Placement Shares are being held in a trust account (the “Trust Account”). An amount initially equal to 105.5% of the gross proceeds of the IPO is being held in the Trust Account and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

As of March 31, 2015, after giving effect to our IPO and our operations subsequent thereto, approximately $72,834,857 (December 31, 2014: $72,833,815) was held in the Trust Account and we had approximately $235,999 (December 31, 2014: $410,261) of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
10.1*	Form of Inside Director Letter.

10.2*	Form of Independent Director Letter.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: May 13, 2015

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

-22-