Form 10-Q
period 2015-06-30
Global Defense & National Security Systems, Inc.
filed 2015-08-11
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of August 11, there were 8,748,653 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$519,136	$410,261
Prepaid insurance	48,224	44,884
Total current assets	567,360	455,145
Cash and investments held in Trust Account	72,835,221	72,833,815
Total assets	$73,402,581	$73,288,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,717,327	$257,575
Convertible promissory note to affiliate	2,607,053	1,263,263
Due to affiliate	356,421	248,536
Total current liabilities	4,680,801	1,769,374

Deferred underwriters' fees	1,897,500	1,897,500
Total liabilities	6,578,301	3,666,874

Common stock subject to possible redemption:
5,860,120 shares (at redemption value) at June 30, 2015 (6,125,315 shares at December 31, 2014)	61,824,279	64,622,085

Stockholders' equity
Common stock, $.0001 par value, 100,000,000 shares authorized;
3,764,605 and 3,499,410 shares issued and outstanding (excluding 5,860,120 and 6,125,315 shares subject to possible redemption) at June 30, 2015 and December 31, 2014, respectively	376	350

Additional paid-in capital	10,005,203	7,207,424
Accumulated deficit	(5,005,578)	(2,207,773)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$73,402,581	$73,288,960

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended, June 30, 2015	Three Months ended, June 30, 2014	Six Months ended, June 30, 2015	Six Months ended, June 30, 2014

Revenue	$-	$-	$-	$-
General and administrative expenses	2,441,769	164,707	2,799,211	1,363,055
Loss from operations	(2,441,769)	(164,707)	(2,799,211)	(1,363,055)
Interest income	364	11,223	1,406	23,380
Loss before provision for income taxes	(2,441,405)	(153,484)	(2,797,805)	(1,339,675)
Provision for income taxes	-	-	-	-
Net loss attributable to common stock not subject to possible redemption	$(2,441,405)	$(153,484)	$(2,797,805)	$(1,339,675)

Weighted average number of common shares, excluding shares subject to possible redemption - basic and diluted	3,535,735	3,410,807	3,517,859	3,354,820
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.69)	$(0.04)	$(0.80)	$(0.40)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2015

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at January 1, 2015	3,499,410	350	7,207,424	(2,207,773)	5,000,001

Decrease in carrying amount of redeemable shares to 5,860,120 shares subject to possible redemption at June 30, 2015	265,195	$26	2,797,779	-	2,797,805

Net loss attributable to common stock not subject to possible redemption				(2,797,805)	(2,797,805)

Balances at June 30, 2015	3,764,605	376	10,005,203	(5,005,578)	5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2014

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at January 1, 2014	3,298,212	329	5,084,805	(85,133)	5,000,001

Decrease in carrying amount of redeemable shares to 6,199,529 shares subject to possible redemption at June 30, 2014	126,984	$14	1,339,661	-	1,339,675

Net loss attributable to common stock not subject to possible redemption				(1,339,675)	(1,339,675)

Balances at June 30, 2014	3,425,196	343	6,424,466	(1,424,808)	5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended, June 30, 2015	Six Months ended, June 30, 2014

Cash Flows From Operating Activities:
Net loss	$(2,797,805)	$(1,339,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Trust Account	(1,406)	(23,380)
Change in operating assets and liabilities:
Prepaid insurance	(3,340)	65,212
Accounts payable and accrued expenses	1,459,751	187,188
Due to affiliate	107,885	22,498
Net cash used in operating activities	(1,234,915)	(1,088,157)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note to affiliate	1,343,790	1,263,263
Net cash provided by financing activities	1,343,790	1,263,263

Increase in cash	108,875	175,106
Cash at beginning of period	410,261	827,541
Cash at end of period	$519,136	$1,002,647

Supplemental Disclosure of Cash Flow Information:
Cash paid for Franchise taxes	$73,080	$91,277

See accompanying notes to condensed interim financial statements

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Global Defense & National Security Systems, Inc. (the “Company”) is an organized blank check company incorporated in Delaware on July 3, 2013. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (“Business combination”). The Company has neither engaged in any operations nor generated revenue to date.

At June 30, 2015, the Company had not commenced any operations. All activity through June 30, 2015, relates to the Company’s formation, the initial public offering (“Public Offering”) described below in Note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

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

As of June 30, 2015, net proceeds of $72,795,000 from the Public Offering and simultaneous private placements of the placement shares (as described below in Note 3) were held in a trust account (“Trust Account”) in the United States maintained by American Stock Transfer & Trust Company, acting as trustee, and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c) (3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

On May 20, 2015, the Company received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of NASDAQ that based on the Company’s continued non-compliance with the minimum round lot shareholder requirement set forth in NASDAQ Listing Rule 5550(a)(3), the Staff determined to delist the Company’s securities. Following a hearing on June 18, 2015, the NASDAQ Listing Qualifications Panel granted the Company an extension until November 16, 2015 to meet the minimum round lot share requirement.

On July 17, 2015, the Company held a special meeting of stockholders (the “Meeting”). At the Meeting, the stockholders approved amendments to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 24, 2015 to October 24, 2015. In accordance with our amended and restated certificate of incorporation, in connection with the Meeting and the approval of the amendments to the Company’s amended and restated certificate of incorporation, our public stockholders were entitled to redeem their Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company to pay franchise or income taxes. Our stockholders redeemed 876,072 shares of our Common Stock at a price of $10.55 per share, for a total redemption of approximately $9,242,560 that was effected on July 24, 2015. In addition, in connection with the Meeting, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) October 24, 2015, or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there was approximately $63,913,876 in the Trust Account as of July 24, 2015, or approximately $10.61 per public share.

On June 8, 2015, we entered into a Stock Purchase Agreement (the “Business Combination Agreement”) by and among the Company, Global Defense & National Security Holdings LLC (“Sponsor’), STG Group, Inc. (“STG”), the STG stockholders thereto (the “STG Stockholders”), and Simon Lee, as Stockholders’ Representative, pursuant to which, in exchange for the transfer to the Company of 100% of the outstanding shares of capital stock of STG, the STG Stockholders will receive a combination of cash and shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), consisting of (a) $75,000,000 in cash and (b) 8,578,199 new shares of the Company’s common stock, valued at a price of $10.55 per share. In addition, the Company will issue to the STG Stockholders 445,161 shares of the Common Stock held by the Sponsor that are being contributed by the Sponsor to the Company immediately prior to the closing of the transactions contemplated by the Business Combination Agreement (subject to reduction to the extent the Sponsor forfeits any of these shares to the Company). In the event that, immediately following the closing, the share consideration would, in the aggregate, be less than 56.7% of the outstanding shares of Common Stock, the Stockholders’ Representative may elect to exchange a portion of the cash consideration for additional shares of Common Stock at a price of $10.55 per share, so that the STG Stockholders will own, in the aggregate, 56.7% of the outstanding shares of Common Stock following the closing. In addition, in the event that the transaction otherwise would not qualify for the tax treatment described in the Business Combination Agreement as a result of failure to satisfy the Control Requirement (as defined in the Business Combination Agreement), a portion of the cash consideration may be exchanged for additional shares of Common Stock at a price of $10.55 per share, so that the STG Stockholders, the Sponsor and any other person who receives shares of Common Stock in connection with an equity financing completed in connection with the closing, collectively own at least 80% of the outstanding shares of Common Stock immediately following the closing.

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

Liquidation and going concern

On July 17, 2015, the Company held a special meeting of the stockholders at which its stockholders approved proposals to amend and restate the Company’s amended and restated certificate of incorporation to extend the time that the Company has to complete its initial Business Combination from July 24, 2015 until October 24, 2015. If the Company is unable to consummate its initial Business Combination by October 24, 2015, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to its public stockholders by way of redemption of its Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The Sponsor has agreed to waive its redemption rights with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate our initial Business Combination within 24 months from the date of its prospectus (October 24, 2013), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon its liquidation prior to the expiration of the 24 month period. However, if its Sponsor should acquire Public Shares in or after the Public Offering, it will be entitled to receive its pro rata share of cash proceeds distributed by the Company with respect to such Public Shares if the Company fails to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate a Business Combination within 24 months from the date of its prospectus (October 24, 2013) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the conversion of its Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial Public Offering price per share of Common Stock in the Public Offering.

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

Recently adopted accounting standard

The Company complied with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” At December 31, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of June 30, 2015 and December 31, 2014, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common share is computed by dividing net loss attributable to common stock not subject to possible redemption by the weighted average number of shares of common share outstanding for the period.

Diluted net loss per share of common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus, to the extent dilutive, the incremental number of common shares to settle the convertible advance made by the Sponsor (see Note 5), as calculated using the treasury stock method. However, due to the losses presented for all periods, incremental common shares are not considered as they are antidilutive. As a result, diluted profit/loss per share of common share is the same as basic profit/loss per common share for the period. At June 30, 2015, the Company had an outstanding advance owing to Sponsor convertible into 247,114 common shares.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$72,835,221	$72,835,221	$-	$-

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$3,563	$3,563	$-	$-
Cash equivalents held in Trust Account: U.S. Government Treasury Bills	$72,830,252	$72,830,252	$-	$-

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015 and December 31, 2014, the Company has a net deferred tax asset, before valuation allowance, of approximately $1,944,290 and $856,000 respectively, related to net operating loss carry forwards (which begin to expire in 2033), organizational costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits as of June 30, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax liabilities in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of June 30, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal or U.S. states authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and U.S. state tax laws.

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the three and six months ended June 30, 2015 was as follows:

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

Accordingly, at June 30, 2015, 5,860,120 (December 31, 2014, 6,125,315 of the Public Shares) are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.55 at June 30, 2015 and December 31, 2014).

3.	PUBLIC OFFERING

The Public Offering called for the Company to offer for sale 6,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share (or 6,900,000 shares of Common Stock after the underwriters’ over-allotment option was exercised in full) (“Public Shares”). The Company granted the underwriters a 45 day option to purchase up to 900,000 shares of Common Stock to cover over-allotment. The over-allotment option was exercised by the underwriter upon consummation of the Public Offering on October 29, 2013. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Public Offering and the Sponsor’s Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon closing the Public Offering, management agreed the price per Public Share sold in the Public Offering, including the proceeds of the private placement of the Private Placement Shares, be deposited in the Trust Account and invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within 24 months from the date of our prospectus (October 24, 2013). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise. The remaining net proceeds (held outside the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In connection with the Public Offering, the Sponsor purchased shares of Common Stock at a price of $10.00 per share (the “Private Placement Shares”) in a private placement which occurred simultaneously with the consummation of the Public Offering. The purchase price of the Private Placement Shares is added to the proceeds from the Public Offering held in the Trust Account. If we do not complete a Business Combination within 24 months from the date of our prospectus (October 24, 2013), the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Shares, which will expire worthless.

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

On May 15, 2014, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with our efforts to pursue an initial Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. On May 12, 2015, the Company issued an additional non-interest bearing convertible promissory note to the Sponsor amounting to $1,343,790. As of June 30, 2015, the total amount owed to the Sponsor of $2,963,474, is recorded as convertible promissory notes and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) October 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the notes will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

The Sponsor’s Shares are identical to the Public Shares, except that (1) the Sponsor’s Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our Sponsor has agreed: (i) to waive its redemption rights with respect to its Sponsor’s Shares, Private Placement Shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive its redemption rights with respect to its Sponsor’s Shares and Private Placement Shares if we fail to consummate a Business Combination within 24 months from the date of our prospectus (October 24, 2013). However, our Sponsor will be entitled to redemption rights with respect to any Public Shares it holds if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

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

On October 24, 2013, the date that its securities were first listed on the NASDAQ, the Company agreed to pay its Sponsor a total of $10,000 per month for office space, administrative services and secretarial support. This arrangement was agreed to by its Sponsor for its benefit and is not intended to provide its Sponsor compensation in lieu of salary or other remuneration. The Company believes that such fees are at least as favorable as the Company could have obtained from an unaffiliated person. Upon consummation of its initial Business Combination or our liquidation, the Company will cease paying these monthly fees.

On March 12, 2015, the Company entered into compensation letter agreements with certain directors, contingent upon the consummation of a Business Combination. According to the terms of these compensation letter agreements, subject to the completion of the Company’s initial Business Combination, each of the Company’s directors who continue to serve in that capacity following the Business Combination will be entitled to receive a one-time cash retainer, in the amount of $60,000 for the inside directors and between $33,750-$86,250 for independent directors. As long as each such director continues to serve on the board of directors, such director will thereafter be eligible for an annual cash retainer of $60,000, and an additional $5,000 for each committee of the board of directors on which such director serves. The chairman of the board of directors will be eligible for an adjusted annual cash retainer of $80,000, which will be inclusive of any committee retainers.

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

As of June 30, 2015, the Company’s Trust Account consists of $72,835,221 (December 31, 2014: $72,833,815), all of which is held in cash. At December 31, 2014, all of the Company’s Trust Account was invested exclusively in 3 month U.S. government treasury bills, except for $3,563 which was held as cash.

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

At the Meeting on July 17, 2015, the stockholders approved amendments to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 24, 2015 to October 24, 2015. In accordance with our amended and restated certificate of incorporation, in connection with the Meeting and the approval of the amendments to the Company’s amended and restated certificate of incorporation, our public stockholders were entitled to redeem their Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company to pay franchise or income taxes. Our stockholders redeemed 876,072 shares of our Common Stock at a price of $10.55 per share, for a total redemption of approximately $9,242,560 that was effected on July 24, 2015. In addition, in connection with the Meeting, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) October 24, 2015, or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there was approximately $63,913,876 in the Trust Account as of July 24, 2015, or approximately $10.61 per public share.

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

Overview

We are a blank check company organized under the laws of the State of Delaware on July 3, 2013. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). Our activities to date have been focused on identifying and evaluating potential business combinations, including the activity leading up to our entry into a business combination agreement with STG Group, Inc., as described below.

Proposed Business Combination with STG Group, Inc.

On June 8, 2015, we entered into a Stock Purchase Agreement (the “Business Combination Agreement”) by and among the Company, Global Defense & National Security Holdings LLC (“Sponsor’), STG Group, Inc. (“STG”), the STG stockholders thereto (the “STG Stockholders”), and Simon Lee, as Stockholders’ Representative, pursuant to which, in exchange for the transfer to the Company of 100% of the outstanding shares of capital stock of STG, the STG Stockholders will receive a combination of cash and shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), consisting of (a) $75,000,000 in cash and (b) 8,578,199 new shares of the Company’s common stock, valued at a price of $10.55 per share. In addition, the Company will issue to the STG Stockholders 445,161 shares of the Common Stock held by the Sponsor that are being contributed by the Sponsor to the Company immediately prior to the closing of the transactions contemplated by the Business Combination Agreement (subject to reduction to the extent the Sponsor forfeits any of these shares to the Company). In the event that, immediately following the closing, the share consideration would, in the aggregate, be less than 56.7% of the outstanding shares of Common Stock, the Stockholders’ Representative may elect to exchange a portion of the cash consideration for additional shares of Common Stock at a price of $10.55 per share, so that the STG Stockholders will own, in the aggregate, 56.7% of the outstanding shares of our Common Stock following the closing. In addition, in the event that the transaction otherwise would not qualify for the tax treatment described in the Business Combination Agreement as a result of failure to satisfy the Control Requirement (as defined in the Business Combination Agreement), a portion of the cash consideration may be exchanged for additional shares of our Common Stock at a price of $10.55 per share, so that the STG Stockholders, the Sponsor and any other person who receives shares of our Common Stock in connection with an equity financing completed in connection with the closing, collectively own at least 80% of the outstanding shares of our Common Stock immediately following the closing.

The consummation of the transactions contemplated by the Business Combination Agreement is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

Results of Operations

For the three and six month periods ended June 30, 2015, we had a net loss of $2,441,405 and $2,797,805, respectively for the three and six month periods ended (June 30, 2014: $153,484 and $ 1,339,675, respectively), consisting primarily of interest income offset by general and administrative expenses. The general and administrative expenses incurred consist mainly of legal expenses and financial due diligence expenses incurred in connection with the proposed Business Combination and filing of the preliminary proxy statement on form PREM14A

We have neither engaged in any operations nor generated any revenues to date. All activity through June 30, 2015 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters. Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of June 30, 2015, $72,835,221 (December 31, 2014: $72,833,815) was held in the Trust Account and we had cash outside of trust of $519,136 (December 31, 2014: $410,261) and $1,717,327 (December 31, 2014: $257,575) in accounts payable and accrued expenses. All interest income earned on the Trust Account may be available to us to pay franchise and income taxes. From inception to June 30, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, a debt financing fee and advisory fee, no amounts are payable to the underwriters of our initial public offering in the event of a Business Combination.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $519,136. On May 15, 2014, we issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with the Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. On May 12, 2015, we issued an additional non-interest bearing convertible promissory note to the Sponsor amounting to $1,343,790. As of June 30, 2015, the total amount owed to the Sponsor of $2,963,474, is recorded as convertible promissory notes and due to affiliate in the accompanying balance sheets. The convertible notes are due on the earlier of (1) October 24, 2015, and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

On October 29, 2013, we consummated the Company’s Public Offering of 6,900,000 shares of Common Stock at $10.00 per share, inclusive of 900,000 shares of Common Stock as a result of the underwriters’ exercising the over-allotment option in full. Net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to the Sponsor. The above net proceeds include $9,495,000 as a result of the over-allotment, which includes $765,000 additional private placement. The amount of proceeds not deposited in the Trust Account was $1,082,434 at closing of the Public Offering. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations. For a description of the proceeds generated in the Company’s Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

In connection with the special meeting of our stockholders to approve amendments to our certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 24, 2015 to October 24, 2015, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) October 24, 2015, or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there was approximately $63,913,876 in the Trust Account as of July 24, 2015, or approximately $10.61 per public share.

The cash portion of the purchase price contemplated in the Business Combination Agreement will be funded by net proceeds in the Trust Account following any stockholder redemptions. We expect to fund the remainder of the cash portion of the purchase price through a debt financing that we intend to obtain from third parties.

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

On May 15, 2014, we issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with the Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. On May 12, 2015, we issued an additional non-interest bearing convertible promissory note to the Sponsor amounting to $1,343,790. For the three-month period ended June 30, 2015, the Sponsor has paid operating costs amounted to $356,421 ($168,431 for the year ended December 31, 2014). As of June 30, 2015, the total amount owed to the Sponsor was $2,963,474 ($1,511,799 as of December 31, 2014), recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible notes are due on the earlier of (1) October 24, 2015, or (2) immediately following the consummation of the initial business combination. At the Sponsor’s election, following the consummation of a business combination, the notes will convert into our Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

In connection with the special meeting of our stockholders to approve amendments to our certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 24, 2015 to October 24, 2015, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) October 24, 2015, or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there is approximately $63,913,876 in the Trust Account as of July 24, 2015, or approximately $10.61 per public share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business. Other than pursuing a potential Business Combination, we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of June 30, 2015, the Company’s Trust Account consists of $72,835,221 (December 31, 2014: $72,833,815) (excluding approximately $1,897,500 of deferred underwriting discounts) all of which is held in cash. At December 31, 2014, the proceeds held in trust (including approximately $1,897,500 of deferred underwriting discounts) have been invested in an institutional money market fund that invests principally in short-term securities issued or guaranteed by the United States. Given the limited risk associated with such securities, we do not view our interest rate risk to be significant. As of June 30, 2015, the effective annualized interest rate payable on our investments was approximately 0.04%.

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

PART II. other information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 10-K filed with the SEC on March 14, 2015, the risks described in our prospectus as filed with the SEC on October 25, 2013 (the “prospectus”) and our preliminary proxy statement filed with the SEC on June 10, 2015 (the “preliminary proxy”). This section supplements and updates that discussion. There have been no material changes to the risk factors set forth in our Form 10-K or the prospectus other than the addition of the following risk factors. Additional risk factors related to our proposed business combination with STG are also included in the preliminary proxy. For a complete understanding of the subject, you should read all risk factors together.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss in our 10-K, the prospectus and the preliminary proxy statement, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.

Activities taken by the Company, our Sponsor or the STG Stockholders to increase the likelihood of approval of the Business Combination with STG (the “Transaction”) and other proposals presented at the special meeting of the stockholder to approve the Transaction could have a depressive effect on our Common Stock.

We may enter into privately negotiated transactions to purchase Public Shares from stockholders after consummation of the Transaction with proceeds from the Trust Account. Our directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when in possession of any material non-public information not disclosed to the seller. In the event we are the buyer in the privately negotiated purchases, we could elect to use Trust Account proceeds to pay the purchase price in such transaction after the closing of the Transaction. It is possible that any such privately negotiated purchases of Public Shares could involve the payment of a premium purchase price. Although we do not currently anticipate paying any premium purchase price for such Public Shares, in the event we do, the payment of a premium may not be in the best interests of those stockholders not receiving any such additional consideration. Furthermore, because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions may receive a per share purchase price payable from the Trust Account that is not reduced by a pro rata share of the deferred commissions or income or other tax obligations payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise taxes and income taxes payable. Except for the limitations on use of trust proceeds released to us prior to consummating our initial business combination, there is no limit on the number of shares that could be acquired by us or our affiliates, or the price that we or our affiliates may pay. We may also enter into transactions with our public stockholders to provide them with incentives to acquire shares of Common Stock or to not demand redemption. The funds for any such purchases will either come from our Sponsor, cash available to such purchasing parties or from third party financing, none of which has been sought at this time. The exact nature of such incentives has not been determined as of the date of this proxy statement.

The purpose of such purchases and other transactions would be to increase the likelihood of obtaining stockholder approval for the Transaction and the other proposals to be presented to our stockholders at the special meeting and to incentivize our public stockholders to not exercise their redemption rights. This may result in the consummation of the Transaction, which may not otherwise have been possible.

As a consequence of such purchases:

•	the funds in the Trust Account that are so used will not be available to us after the Transaction; and

•	the public “float” of our Common Stock may be reduced and the number of beneficial holders of its securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange.

Our officers, directors and / or their affiliates anticipate that they will identify the stockholders with whom such officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following the mailing of this proxy statement in connection with the Transaction. To the extent that our officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Transaction. Pursuant to the terms of such arrangements, any shares so purchased by our officers, advisors, directors and / or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate the Transaction by potentially reducing the number of shares redeemed for cash or voted against the proposed business combination.

If we are unable to obtain sufficient financing, we may be unable to consummate the Transaction.

We are in discussions to obtain sufficient financing to consummate the Transaction, but we have not yet obtained commitments from any of the sources with whom we are currently in discussions. Obtaining commitments from each of the potential financing sources is subject to completion of due diligence by such sources. There can be no guarantee that after completion of diligence, such sources will offer commitments to provide financing. If we are unable to obtain commitments from any combination of the sources to provide sufficient funds, we will not be able to consummate the Transaction. Even if we are able to obtain commitments for funds sufficient to consummate the Transaction, there is no guarantee that we will be able to satisfy any conditions contained in such commitments or be able to negotiate definitive agreements with such sources. If we are unable to obtain sufficient funding outside of our Trust Account, we will be unable to consummate the Transaction and will be forced to liquidate and cease our corporate existence on October 24, 2015.

We may not be able to consummate a business combination within the prescribed time frame, in which case our corporate existence will cease all operations except for the purpose of winding up, redeeming the Public Shares and liquidating.

Our officers and directors have agreed that we must complete an initial Business Combination by October 24, 2015. If we fail to consummate an initial business combination or the Business Combination, as applicable, within such time frame, we will automatically begin effecting and implementing the dissolution and liquidation of the Company, and as promptly as reasonably possible, but no more than ten business days thereafter, redeem 100% of the Public Shares subject to lawfully available funds therefor, subject to applicable law.

The number of shares of our Public Stock that is redeemed may affect our ability to consummate the Transaction.

If too many or too few of our Public Stockholders exercise their redemption rights, we may not be able to consummate the Transaction.

If too many of our Public Stockholders exercise their redemption rights, we may not be able to consummate the Transaction. The funds released from the Trust Account to us upon consummation of the Transaction will be used to pay (i) our aggregate costs, fees and expenses in connection with the consummation of an initial Business Combination and other working capital expenses, (ii) tax obligations, and (iii) our Public Stockholders who properly exercise their redemption rights. It is not known at this time how many Public Stockholders will exercise their redemption rights. If a larger percentage of Public Stockholders exercise their redemption rights than is expected, the funds held in the Trust Account may be significantly depleted. We may not be able to procure sufficient funds to replace the amounts released from the Trust Account in which case, we may not be able to consummate the Transaction. Following stockholder approval of certain amendments to our amended and restated certificate of incorporation that we expect to obtain in connection with the stockholder vote on Transaction, our amended and restated certificate of incorporation will provide that we cannot consummate a business combination if, after stockholder redemptions, our net tangible assets will be less than $5,000,001. To meet this requirement, approximately $11.3 million will be required to remain in the Trust Account following redemptions by the stockholders. Additionally, unlike most special purpose acquisition companies, Public Stockholders do not need to vote against the Transaction in order to exercise their redemption rights. Since our Public Stockholders do not need to vote against the Transaction in order to exercise their redemption rights, the likelihood of more Public Shares being redeemed increases, which also increases the likelihood there will be more redemptions than permitted by our amended and restated certificate of incorporation.

Conversely, if too few of our Public Stockholders exercise their redemption rights, we also may not be able to consummate the Transaction unless the Stockholders’ Representative exercises his right to convert a portion of the cash consideration into our Common Stock or we are able to raise sufficient funds in a private placement of common stock. One of the conditions to STG’s obligation to close is that the transaction qualifies for the tax treatment described in the Business Combination Agreement. The transaction will qualify for this tax treatment if it meets the Control Requirement (as defined in the Business Combination Agreement), which means that the STG Stockholders, the Sponsor and any other person who receives shares of Common Stock in connection with an equity financing completed in connection with the closing, will collectively own at least 80% of the outstanding shares of Common Stock immediately following the closing. There can be no assurances that either the Stockholders’ Representative will exercise his right to convert the cash consideration into Common Stock or that we will be able to raise sufficient additional funds in a private placement of common stock to satisfy this condition, in which case we would not be able to close the Transaction.

Public Stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking redemption rights with respect to more than 20% of the Public Shares.

We will offer each Public Stockholder (but not holders of Sponsor’s Shares or Private Placement Shares) the right to have his, her, or its shares of Common Stock converted into cash. Notwithstanding the foregoing, a Public Stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking redemption rights with respect to more than 20% of the Public Shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you have purchased more than 20% of our Public Shares and the Transaction is approved, you will not be able to seek redemption rights with respect to the full amount of your shares and may be forced to hold such additional shares of Common Stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of Common Stock may not exceed the per-share redemption price.

If our due diligence investigation of STG was inadequate, then our stockholders following the Transaction could lose some or all of their investment.

Even though we believe that we conducted a reasonable and customary due diligence investigation of STG, we cannot be sure that this diligence uncovered all material issues that may be present inside STG or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of STG’s and our control will not later arise. If we failed to identify any important issues, it could result in losses for us and our stockholders.

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

On May 20, 2015, we received written notice from the Staff of the Listing Qualifications Department (the “Staff”) of NASDAQ that based on our continued non-compliance with the minimum round lot shareholder requirement set forth in NASDAQ Listing Rule 5550(a)(3), the Staff determined to delist our securities. Following a hearing on June 18, 2015, the NASDAQ Listing Qualifications Panel granted us an extension until November 16, 2015 to meet the minimum round lot share requirement.

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

Sales of outstanding shares of our Common Stock into the market in the future could cause the market price of our Common Stock to drop significantly.

After the consummation of the Transaction, our Sponsor will own 2,279,564 shares of our Common Stock and the STG Stockholders will own 9,023,360 shares of our Common Stock. If our Sponsor or the STG Stockholders sell, or the market perceives that our Sponsor or the STG Stockholders intends to sell, a substantial portion of their beneficial ownership interest in us in the public market, the market price of our Common Stock could decline significantly. Although the shares held by our Sponsor and the STG Stockholders are subject to lock-up periods, such lock-up periods will expire over the next year. Such sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

We entered into a registration rights agreement with our Sponsor concurrently with the closing of our IPO, and we expect to enter into a registration rights agreement with the STG Stockholders in connection with the closing of the Transaction. The registration and availability of such a number of securities for trading in the public market may have an adverse effect on the market price of our stock.

Following the consummation of the Transaction, our only significant asset will be ownership of 100% of STG’s common stock and we do not currently intend to pay dividends on our Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

Following the consummation of the Transaction, we will have no direct operations and no significant assets other than the ownership of 100% of STG’s common stock. We will depend on STG for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our stock. Legal and contractual restrictions may limit our ability to obtain cash from STG. Thus, we do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our board of directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant.

Any redemption of Public Shares would reduce the funds available to us after the Transaction.

In connection with the Transaction, Public Stockholders have the right to redeem their Public Shares for cash in an amount equal to the greater of $10.55 per share or the quotient obtained by dividing (i) the aggregate amount then on deposit in the Trust Account, as of two business days prior to the consummation of the Transaction, less franchise and income taxes payable and less any interest that the Company was permitted to withdraw in accordance with the trust agreement, by (ii) the total number of then outstanding Public Shares. We anticipate that the redemption price will be $10.61. As a consequence of such redemptions, the funds in the Company's Trust Account that are so used will not be available to the Company after the Transaction.

If we are unable to consummate our initial Business Combination within the prescribed time frame, our Public Stockholders will be forced to wait, at a minimum, until October 24, 2015, before receiving distributions from the Trust Account.

We have until October 24, 2015 to consummate our initial Business Combination. If we fail to consummate an initial Business Combination during such time frame, we will cease all operations except for the purpose of winding up, redeeming the Public Shares, dissolving and liquidating. If our plan to redeem the Public Shares is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, our Public Stockholders may be forced to wait beyond October 24, 2015 before receiving the return of a pro rata portion of the proceeds from the Trust Account. Except for the above redemption, we have no obligation to return funds to our Public Stockholders prior to the date of our liquidation unless we consummate an initial business combination prior thereto and only then in cases where stockholders have sought to redeem their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by Public Stockholders may be less than $10.61.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we have sought to have all vendors and service providers we have engaged and prospective target businesses we negotiated with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, they may not have executed such agreements. Furthermore, even if such entities have executed such agreements with us, they may still seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of our Public Stockholders. Therefore, the per-share distribution from the Trust Account may be less than $10.61.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our Public Stockholders at least $10.61.

The price of our Common Stock after the consummation of the Transaction may be volatile.

If the benefits of the Transaction do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the closing of the Transaction may decline. The market values of our securities at the time of the Transaction may vary significantly from their prices on the date the Business Combination Agreement was executed, the date of this proxy statement, or the date on which our stockholders vote on the Transaction.

In addition, following the Transaction, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Transaction, there has not been a public market for STG’s stock and trading in the shares of Common Stock has not been active. Accordingly, the valuation ascribed to STG and Common Stock in the Transaction may not be indicative of the price that will prevail in the trading market following the Transaction. If an active market for our securities develops and continues, the trading price of our securities following the Transaction could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them.

The price of Common Stock after the consummation of the Transaction may be volatile, and may fluctuate due to factors such as:

•	investor sentiment toward government contractors in general;

•	announcements concerning us or our competitors;

•	shortfalls in operating results from levels forecasted by securities analysts;

•	actual or anticipated fluctuations in our quarterly and annual results and those of its publicly-held competitors;

•	success of our competitors;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the company;

•	changes in the combined company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	investor sentiment toward companies with material indebtedness on their balance sheet; and

•	the general state of the economy and securities markets.

In such circumstances, the trading price of our securities may not recover and may experience a further decline.

We may waive one or more of the conditions to the closing of the Transaction without resoliciting stockholder approval for the Transaction.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Transaction, to the extent permitted by applicable laws. Our board of directors will evaluate the materiality of any waiver to determine whether amendment of the proxy statement and re-solicitation of proxies is warranted. In some instances, if our board of directors determines that a waiver is not sufficiently material to warrant re-solicitation of stockholders, we have the discretion to complete the Transaction without seeking further stockholder approval.

We will incur significant transaction and transition costs in connection with the Transaction.

We expect to incur significant, non-recurring costs in connection with consummating the Transaction and STG operating as a public company. We will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the Transaction. These costs and expenses may have a material effect on the financial condition and results of operations of the combined company.

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

Net proceeds of $72,795,000 from the IPO and simultaneous private placements of the Private Placement Shares are being held in a trust account (the “Trust Account”). An amount initially equal to 105.5% of the gross proceeds of the IPO was being held in the Trust Account and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. As of May 2015, the amount held in the Trust Account was no longer invested in Government Treasury Bills, but held as cash in the Trust Account.

In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

Our Sponsor, officers and directors have agreed that the Company will have only 24 months from the date of the Company's prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 24 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

As of June 30, 2015, after giving effect to our IPO and our operations subsequent thereto, approximately $72,835,221 (December 31, 2014: $72,833,815) was held in the Trust Account and we had approximately $519,136 (December 31, 2014: $410,261) of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated as of June 8, 2015, by and among (i) Global Defense & National Security Systems, Inc., (ii) Global Defense & National Security Holdings LLC, (iii) STG Group, Inc. (iv) the stockholders set forth on Annex A thereto and (v) Simon Lee, as Stockholders’ Representative, solely for purposes of Sections 1.2, 1.3, 6.3, 6.5, 6.7 and 6.22 and ARTICLES IX and XII (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on June 8, 2015).

3.1	Amended and Restated Certificate of Incorporation, effective July 21, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.1	Amended and Restated Investment Management Trust Agreement, dated July 21, 2015, by and between Global Defense & National Security Systems, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015)..

10.2	Amendment to Convertible Promissory Note, dated July 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.3	Amendment to Convertible Promissory Note, dated July 21, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.4	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and Global Defense & National Security Holdings LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.5*	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and Damian Perl.

10.6*	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and the Hon. David C. Gompert.

10.7*	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and Dale R. Davis.

10.8*	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and Frederic Cassis.

10.9*	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and Craig Dawson.

10.10*	Amended and Restated Letter Agreement, dated July 21, 2015, between Global Defense & National Security Systems, Inc. and Gavin Long.

10.11	Amendment to Underwriting Agreement, dated July 21, 2015, by and among Global Defense & National Security Systems, Inc., Cowen & Company, LLC, Maxim Group LLC and I-Bankers Securities Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.12	Amended and Restated Stock Escrow Agreement, dated July 21, 2015, by and among Global Defense & National Security Systems, Inc., Global Defense & National Security Holdings LLC and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.13	Amended and Restated Right of First Refusal and Corporate Opportunities Agreement, dated July 21, 2015, by and among Global Defense & National Security Systems, Inc. and Global Integrated Security (USA) Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

10.14	Promissory Note, dated July 21, 2015, issued by Global Defense & National Security Systems, Inc. to Global Defense & National Security Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on July 21, 2015).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: August 11, 2015

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

