Form 10-Q
period 2015-09-30
Global Defense & National Security Systems, Inc.
filed 2015-11-13
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒

As of November 13, 2015, there were 5,539,530 shares of Company’s common stock issued and outstanding.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$226,141	$410,261
Prepaid insurance	20,000	44,884
Total current assets	246,141	455,145
Cash and investments held in Trust Account	63,913,876	72,833,815
Total assets	$64,160,017	$73,288,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,345,862	$257,575
Convertible promissory note to affiliate	2,607,053	1,263,263
Due to affiliate	1,464,876	248,536
Total current liabilities	6,417,791	1,769,374

Deferred underwriters' fees	1,897,500	1,897,500
Total liabilities	8,315,291	3,666,874

Common stock subject to possible redemption:
4,792,150 shares (at redemption value) at September 30, 2015 (6,125,315 shares at December 31, 2014)	50,844,725	64,622,085

Stockholders' equity
Common stock, $.0001 par value, 100,000,000 shares authorized;
3,956,503 and 3,499,410 shares issued and outstanding (excluding 4,792,150 and 6,125,315 shares subject to possible redemption) at September 30, 2015 and December 31, 2014, respectively	396	350

Additional paid-in capital	11,742,179	7,207,424
Accumulated deficit	(6,742,574)	(2,207,773)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$64,160,017	$73,288,960

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended, September 30, 2015	Three Months ended, September 30, 2014	Nine Months ended, September 30, 2015	Nine Months ended, September 30, 2014

Revenue
General and administrative expenses	$1,736,996	$364,069	$4,536,207	$1,727,124
Loss from operations	(1,736,996)	(364,069)	(4,536,207)	(1,727,124)
Interest income	-	112	1,406	23,492
Loss before provision for income taxes	(1,736,996)	(363,957)	(4,534,801)	(1,703,632)
Provision for income taxes	-	-	-	-
Net loss attributable to common stock not subject to possible redemption	$(1,736,996)	$(363,957)	$(4,534,801)	$(1,703,632)

Weighted average number of common shares, excluding shares subject to possible redemption - basic and diluted	3,806,603	3,445,303	3,601,641	3,378,610
Net loss per common share, excluding shares subject to possible redemption - basic and diluted	$(0.46)	$(0.11)	$(1.26)	$(0.50)

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2015

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at January 1, 2015	3,499,410	350	7,207,424	(2,207,773)	5,000,001

Decrease in carrying amount of redeemable shares to 4,792,150 shares subject to possible redemption at September 30, 2015	457,093	$46	4,534,755	-	4,534,801

Net loss attributable to common stock not subject to possible redemption				(4,534,801)	(4,534,801)

Balances at September 30, 2015	3,956,503	396	11,742,179	(6,742,574)	5,000,001

See accompanying notes to condensed interim financial statements.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances at January 1, 2014	3,298,212	329	5,084,805	(85,133)	5,000,001

Decrease in carrying amount of redeemable shares to 6,199,529 shares subject to possible redemption at September 30, 2014	161,482	$17	1,703,615	-	1,703,632

Net loss attributable to common stock not subject to possible redemption				(1,703,632)	(1,703,632)

Balances at September 30, 2014	3,459,694	346	6,788,420	(1,788,765)	5,000,001

See accompanying notes to condensed interim financial statements

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended, September 30, 2015	Nine Months ended, September 30, 2014

Cash Flows From Operating Activities:
Net loss	$(4,534,801)	$(1,703,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest on Trust Account	(1,406)	(23,492)
Change in operating assets and liabilities:
Prepaid insurance	24,884	114,491
Accounts payable and accrued expenses	2,088,288	185,248
Due to affiliate	1,216,340	63,268
Net cash used in operating activities	(1,206,695)	(1,364,117)

Cash Flows from Investing Activities:
Cash released from Trust Account for redemptions	9,242,560	-
Increase in cash and investments held in Trust Account	(361,436)	-
Interest released from Trust to pay Franchise taxes	40,221	-
Net cash provided by investing activities	8,921,345	-

Cash Flows from Financing Activities:
Redemptions paid	(9,242,560)
Proceeds from convertible promissory note to affiliate	1,343,790	1,263,263
Net cash used in/provided by financing activities	(7,898,770)	1,263,263

Decrease in cash	(184,120)	(100,854)
Cash at beginning of period	410,261	827,541
Cash at end of period	$226,141	$726,687

Supplemental Disclosure of Cash Flow Information:
Cash paid for Franchise taxes	$109,080	$55,182

See accompanying notes to condensed interim financial statements

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At September 30, 2015, the Company had not commenced any operations. All activity through September 30, 2015, relates to the Company’s formation, the initial public offering (“Public Offering”) described below in Note 3, activities relating to identifying and evaluating prospective Business Combination candidates and activities relating to general corporate matters.

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

As of September 30, 2015, net proceeds of $63,913,876 (less redemptions) from the Public Offering and simultaneous private placements of the placement shares (as described below in Note 3) are held in a trust account (“Trust Account”) in the United States maintained by American Stock Transfer & Trust Company, acting as trustee.

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

On July 17, 2015, the Company held a special meeting of stockholders (the “July Extension Meeting”). At the July Extension Meeting, the stockholders approved amendments to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from July 24, 2015 to October 24, 2015. In accordance with our amended and restated certificate of incorporation, in connection with the July Extension Meeting and the approval of the amendments to the Company’s amended and restated certificate of incorporation, our public stockholders were entitled to redeem their Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company to pay franchise or income taxes. Our stockholders redeemed 876,072 shares of our Common Stock at a price of $10.55 per share, for a total redemption of approximately $9,242,560 that was effected on July 24, 2015. In addition, in connection with the July Extension Meeting, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) November 24, 2015 (or, if the proposal to amend and restate our amended and restated certificate of incorporation to extend the amount of time we have to complete our business combination, which will be considered at a special meeting of our stockholders to be held on November 23, 2015 (the “Extension Proposal”), is approved, December 24, 2015), or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there was approximately $63,913,876 in the Trust Account as of September 30, 2015, or approximately $10.61 per public share.

On October 23, 2015, the Company held an additional special meeting of stockholders (the “October Extension Meeting”). At the October Extension Meeting, the stockholders approved amendments to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from October 24, 2015 to November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), and our public stockholders were entitled to redeem their Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company to pay franchise or income taxes. Our stockholders redeemed 3,209,123 shares of our Common Stock at a price of $10.61 per share, for a total redemption of approximately $34,048,795 that was effected on October 27, 2015. In addition, in connection with the October Extension Meeting, on November 5, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $56,296. The Company used the proceeds from the note to deposit $0.02 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) November 24, 2015(or, if the Extension Proposal is approved, December 24, 2015), or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there was approximately $29,921,377 in the Trust Account as of November 13, 2015, or approximately $10.63 per public share.

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

The Company entered into an Amended and Restated Backstop Purchase Agreement, dated as of October 17, 2015, (the ‘‘Backstop Purchase Agreement’’) with the Sponsor. The Backstop Purchase Agreement grants the Sponsor the right to purchase shares of Common Stock, at a price of $10.61 per share (the ‘‘Backstop Purchase’’). The purchase right can be exercised only in the event, and to the extent, that the Company will not meet the Threshold Cash Amount. The term ‘‘Threshold Cash Amount’’ means $20,000,000 in cash available to the Company from (1) the Trust Account at the closing of the Business Combination following the payment in full to Public Stockholders who have requested to be redeemed in connection with the closing of the Business Combination, and (2) the payment of any aggregate purchase price for the Backstop Purchase.

The Company has declared a dividend of one share of Common Stock for every 1.06 shares of Common Stock (the ‘‘Dividend Shares’’) payable to stockholders of record immediately following the consummation of the Business Combination with STG, which is expected to occur on November 13, 2015. The Sponsor, with respect to the shares of Common Stock currently held by the Sponsor and any shares that may be acquired by the Sponsor upon any conversion of the convertible promissory notes currently held by the Sponsor, and STG Stockholders have agreed to forfeit any Dividend Shares they would be entitled to in exchange for no consideration. The Sponsor has not forfeited any right to receive any Dividend Shares in respect of any of the shares it acquires pursuant to the Backstop Purchase. Payment of the Dividend Shares is contingent upon the closing of the Business Combination and will be made as soon as practicable after the closing of the Business Combination.

Liquidation and going concern

On October 23, 2015, the Company held a special meeting of the stockholders at which its stockholders approved proposals to amend and restate the Company’s amended and restated certificate of incorporation to extend the time that the Company has to complete its initial Business Combination until November 24, 2015 (the “October Extension Meeting”). If the Company is unable to consummate its initial Business Combination by November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to its public stockholders by way of redemption of its Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

The Sponsor has agreed to waive its redemption rights with respect to the Sponsor’s Shares and Private Placement Shares (i) in connection with the consummation of a Business Combination, (ii) if the Company fails to consummate our initial Business Combination within 25 months from the date of its prospectus (October 24, 2013), (iii) in connection with an expired or unwithdrawn tender offer, and (iv) upon its liquidation prior to the expiration of the 25 month period. However, if its Sponsor should acquire Public Shares in or after the Public Offering, it will be entitled to receive its pro rata share of cash proceeds distributed by the Company with respect to such Public Shares if the Company fails to consummate a Business Combination within the required time period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not consummate a Business Combination within 25 months from the date of its prospectus (October 24, 2013) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the conversion of its Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial Public Offering price per share of Common Stock in the Public Offering.

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

Recently adopted accounting standard

The Company complied with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” At December 31, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of September 30, 2015 and December 31, 2014, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common share is computed by dividing net loss attributable to common stock not subject to possible redemption by the weighted average number of shares of common share outstanding for the period.

Diluted net loss per share of common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, plus, to the extent dilutive, the incremental number of common shares to settle the convertible advance made by the Sponsor (see Note 5), as calculated using the treasury stock method. However, due to the losses presented for all periods, incremental common shares are not considered as they are antidilutive. As a result, diluted profit/loss per share of common share is the same as basic profit/loss per common share for the period. At September 30, 2015, the Company had an outstanding advance owing to Sponsor convertible into 245,254 common shares.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 respectively, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$63,913,876	$63,913,876	$-	$-

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash held in Trust Account	$3,563	$3,563	$-	$-
Cash equivalents held in Trust Account: U.S. Government Treasury Bills	$72,830,252	$72,830,252	$-	$-

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015 and December 31, 2014, the Company has a net deferred tax asset, before valuation allowance, of approximately $2,619,981 and $856,000 respectively, related to net operating loss carry forwards (which begin to expire in 2033), organizational costs, and start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) (now incorporated into FASB ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that it has no unrecognized tax benefits as of September 30, 2015. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax liabilities in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of September 30, 2015. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal or U.S. states authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and U.S. state tax laws.

The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the three and nine months ended September 30, 2015 was as follows:

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

Accordingly, at September 30, 2015, 4,792,150 (December 31, 2014, 6,125,315 of the Public Shares) are classified outside of permanent equity at their redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less taxes payable and amounts released for working capital (approximately $10.61 at September 30, 2015 and $10.55 at December 31, 2014).

3.	PUBLIC OFFERING

The Public Offering called for the Company to offer for sale 6,000,000 shares of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $10.00 per share (or 6,900,000 shares of Common Stock after the underwriters’ over-allotment option was exercised in full) (“Public Shares”). The Company granted the underwriters a 45 day option to purchase up to 900,000 shares of Common Stock to cover over-allotment. The over-allotment option was exercised by the underwriter upon consummation of the Public Offering on October 29, 2013. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Public Offering and the Sponsor’s Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon closing the Public Offering, management agreed the price per Public Share sold in the Public Offering, including the proceeds of the private placement of the Private Placement Shares, be deposited in the Trust Account and invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within 25 months from the date of our prospectus (October 24, 2013). Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Sponsor has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise. The remaining net proceeds (held outside the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In connection with the Public Offering, the Sponsor purchased shares of Common Stock at a price of $10.00 per share (the “Private Placement Shares”) in a private placement which occurred simultaneously with the consummation of the Public Offering. The purchase price of the Private Placement Shares is added to the proceeds from the Public Offering held in the Trust Account. If we do not complete a Business Combination within 25 months from the date of our prospectus (October 24, 2013), the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Shares, which will expire worthless.

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

As of September 30, 2015, the total amount owed to the Sponsor of $4,071,929, is recorded as convertible promissory notes and due to affiliate in the accompanying balance sheets. The convertible note is due on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the notes will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

Effective October 8, 2015, the Company issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,250,000. Total amount owed to the Sponsor under the convertible promissory note amounts to $3,857,053.

In addition, in connection with the July Extension Meeting, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), or (2) immediately following consummation of the Company’s initial Business Combination.

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

The Sponsor’s Shares are identical to the Public Shares, except that (1) the Sponsor’s Shares are subject to certain transfer restrictions, as described in more detail below, and (2) our Sponsor has agreed: (i) to waive its redemption rights with respect to its Sponsor’s Shares, Private Placement Shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive its redemption rights with respect to its Sponsor’s Shares and Private Placement Shares if we fail to consummate a Business Combination within 25 months from the date of our prospectus (October 24, 2013). However, our Sponsor will be entitled to redemption rights with respect to any Public Shares it holds if we fail to consummate a Business Combination within such time period. If we submit our initial Business Combination to our public stockholders for a vote, our Sponsor has agreed to vote its Sponsor’s Shares, Private Placement Shares and any Public Shares held in favor of our initial Business Combination.

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

After giving effect to the redemptions and the incentive deposit in connection with the July Extension Meeting, as of September 30, 2015, the Company’s Trust Account consists of $63,913,876 (December 31, 2014: $72,833,815), all of which is held in cash.

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

At the October Extension Meeting on October 23, 2015, the stockholders approved amendments to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from October 24, 2015 to November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015). In accordance with our amended and restated certificate of incorporation, in connection with the October Extension Meeting and the approval of the amendments to the Company’s amended and restated certificate of incorporation, our public stockholders were entitled to redeem their Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company to pay franchise or income taxes. Our stockholders redeemed 3,209,123 shares of our Common Stock at a price of $10.61 per share, for a total redemption of approximately $34,048,795 that was effected on October 27, 2015. In addition, in connection with the October Extension Meeting, on October 23, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $56,296. The Company used the proceeds from the note to deposit $0.02 per share that was not redeemed in the Trust Account. The note will be repaid on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit, there was approximately $29,921,377 in the Trust Account as of October 30, 2015, or approximately $10.63 per public share.

The Company entered into an Amended and Restated Backstop Purchase Agreement, dated as of October 17, 2015, (the ‘‘Backstop Purchase Agreement’’) with the Sponsor. The Backstop Purchase Agreement grants the Sponsor the right to purchase shares of Common Stock, at a price of $10.61 per share (the ‘‘Backstop Purchase’’). The purchase right can be exercised only in the event, and to the extent, that the Company will not meet the Threshold Cash Amount. The term ‘‘Threshold Cash Amount’’ means $20,000,000 in cash available to the Company from (1) the Trust Account at the closing of the Business Combination following the payment in full to Public Stockholders who have requested to be redeemed in connection with the closing of the Business Combination, and (2) the payment of any aggregate purchase price for the Backstop Purchase.

On October 8, 2015, the Company declared a dividend of one share of Common Stock for every 1.06 shares of Common Stock (the ‘‘Dividend Shares’’) payable to stockholders of record immediately following the consummation of the Business Combination with STG, which is expected to occur on November 13, 2015. The Sponsor, with respect to the shares of Common Stock currently held by the Sponsor and any shares that may be acquired by the Sponsor upon any conversion of the convertible promissory notes currently held by the Sponsor, and STG Stockholders have agreed to forfeit any Dividend Shares they would be entitled to in exchange for no consideration. The Sponsor has not forfeited any right to receive any Dividend Shares in respect of any of the shares it acquires pursuant to the Backstop Purchase. Payment of the Dividend Shares is contingent upon the closing of the Business Combination and will be made as soon as practicable after the closing of the Business Combination.

On October 8, 2015, we issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,250,000. The convertible note is due on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the note will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

Results of Operations

For the three and nine month periods ended September 30, 2015, we had a net loss of $1,736,996 and $4,534,801, respectively for the three and nine month periods ended September 30, 2014: $363,957 and $1,703,632, consisting primarily of interest income offset by general and administrative expenses. The general and administrative expenses incurred consist mainly of legal expenses and financial due diligence expenses incurred in connection with the proposed Business Combination and related filings with Securities and Exchange Commission.

We have neither engaged in any operations nor generated any revenues to date. All activity through September 30, 2015 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters. Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of September 30, 2015, $63,913,876 (December 31, 2014: $72,833,815) was held in the Trust Account and we had cash outside of trust of $226,141 (December 31, 2014: $410,261) and $2,345,862 (December 31, 2014: $257,575) in accounts payable and accrued expenses. All interest income earned on the Trust Account may be available to us to pay franchise and income taxes. From inception to September 30, 2015, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, a debt financing fee and advisory fee, no amounts are payable to the underwriters of our initial public offering in the event of a Business Combination.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $226,141. On May 15, 2014, we issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with the Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. On May 12, 2015, we issued an additional non-interest bearing convertible promissory note to the Sponsor amounting to $1,343,790. As of September 30, 2015, the total amount owed to the Sponsor of $4,071,929, is recorded as convertible promissory notes and due to affiliate in the accompanying balance sheets. The convertible notes are due on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), and (2) immediately following the consummation of the initial Business Combination.

In connection with the July Extension Meeting and the October Extension Meeting, the Company issued non-interest bearing promissory notes to the Sponsor for approximately $361,436 and $56,296, respectively. The Company used the proceeds from the notes to deposit $0.06 and $0.02 per share that was not redeemed in the Trust Account, respectively. The note will be repaid on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit in relation to the October Extension Meeting, there was approximately $29,921,377 in the Trust Account as of October 30, 2015, or approximately $10.63 per public share.

In addition, we issued an additional non-interest bearing convertible promissory note to our Sponsor on October 8, 2015 amounting to $1,250,000 to be used as working capital and to finance transaction costs. The convertible note is due on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the notes will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

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

On May 15, 2014, we issued a non-interest bearing convertible promissory note to the Sponsor amounting to $1,263,263, of which the proceeds of $1,000,000 were used as working capital in order to finance transaction costs in connection with the Business Combination and $263,263 was used to pay operating costs incurred in the period from inception through December 31, 2014. On May 12, 2015, we issued an additional non-interest bearing convertible promissory note to the Sponsor amounting to $1,343,790. For the three-month period ended September 30, 2015, the Sponsor has paid operating costs amounted to $247,019 ($168,431 for the year ended December 31, 2014). As of September 30, 2015, the total amount owed to the Sponsor was $4,071,929 ($1,511,799 as of December 31, 2014), recorded as a convertible promissory note and due to affiliate in the accompanying balance sheets. The convertible notes are due on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), or (2) immediately following the consummation of the initial business combination. At the Sponsor’s election, following the consummation of a business combination, the notes will convert into our Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

In connection with the July Extension Meeting and the October Extension Meeting, the Company issued non-interest bearing promissory notes to the Sponsor for approximately $361,436 and $56,296, respectively. The Company used the proceeds from the notes to deposit $0.06 and $0.02 per share that was not redeemed in the Trust Account, respectively. The note will be repaid on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), or (2) immediately following consummation of the Company’s initial Business Combination. After giving effect to the redemptions and the additional deposit in relation to the October Extension Meeting, there was approximately $29,921,377 in the Trust Account as of October 30, 2015, or approximately $10.63 per public share.

In addition, we issued an additional non-interest bearing convertible promissory note to our Sponsor on October 8, 2015 amounting to $1,250,000 to be used as working capital and to finance transaction costs. The convertible note is due on the earlier of (1) November 24, 2015 (or, if the Extension Proposal is approved, December 24, 2015), and (2) immediately following the consummation of the initial Business Combination. At the Sponsor’s election, following the consummation of a Business Combination, the notes will convert into Common Stock at the greater of (1) $10.00 per share, and (2) the 30 day trailing average of the closing price per share.

Summary of Significant Accounting Policies

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

Recently adopted accounting standard

The Company complied with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities.” At December 31, 2014, the Company adopted Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of September 30, 2015 and December 31, 2014, the Company’s financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.

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

As of September 30, 2015, the Company’s Trust Account consists of $63,913,876 (December 31, 2014: $72,833,815) (excluding approximately $1,897,500 of deferred underwriting discounts) all of which is held in cash.

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

PART II. other information

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in our 10-K filed with the SEC on March 14, 2015, the risks described in our prospectus as filed with the SEC on October 25, 2013 (the “prospectus”) and our definitive proxy statement filed with the SEC on October 22, 2015 (the “definitive proxy”). This section supplements and updates that discussion. There have been no material changes to the risk factors set forth in our Form 10-K or the prospectus other than the addition of the following risk factors. Additional risk factors related to our proposed business combination with STG are also included in the preliminary proxy. For a complete understanding of the subject, you should read all risk factors together.

The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and net worth, and could cause our actual results to differ materially from our past results or the results contemplated by forward-looking statements contained in this report. However, these are not the only risks we face. In addition to the risks we discuss in our 10-K, the prospectus and the definitive proxy statement, we face risks and uncertainties not currently known to us or that we currently believe are immaterial.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

None.

Use of Proceeds

The Company consummated the initial public offering (the “IPO”) on October 29, 2013 and received net proceeds of $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to our Sponsor and $9,495,000 as a result of the underwriters’ exercise of the over-allotment option, which includes $765,000 additional private placement.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO, although substantially all of the net proceeds of the IPO are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Net proceeds of $72,795,000 from the IPO and simultaneous private placements of the Private Placement Shares were being held in a trust account (the “Trust Account”). An amount initially equal to 105.5% of the gross proceeds of the IPO was being held in the Trust Account and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. As of May 2015, the amount held in the Trust Account was no longer invested in Government Treasury Bills, but held as cash in the Trust Account.

In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its franchise and income tax obligations.

Our Sponsor, officers and directors have agreed that the Company will have only 25 months from the date of the Company's prospectus (October 24, 2013) to consummate our initial Business Combination. If we are unable to consummate our initial Business Combination within 25 months, we will (i) cease all operations except for the purposes of winding up of our affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including a portion of the interest earned thereon which was not previously used for payment of franchise and income taxes, pro rata to our public stockholders by way of redemption of our Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation.

As of September 30, 2015, after giving effect to our IPO and our operations subsequent thereto, approximately $63,913,876 (December 31, 2014: $72,833,815) was held in the Trust Account and we had approximately $226,141 (December 31, 2014: $410,261) of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. mine safety disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated as of June 8, 2015, by and among (i) Global Defense & National Security Systems, Inc., (ii) Global Defense & National Security Holdings LLC, (iii) STG Group, Inc. (iv) the stockholders set forth on Annex A thereto and (v) Simon Lee, as Stockholders’ Representative, solely for purposes of Sections 1.2, 1.3, 6.3, 6.5, 6.7 and 6.22 and ARTICLES IX and XII (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on June 8, 2015).

3.1	Amended and Restated Certificate of Incorporation, effective October 23, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

3.2	Amended and Restated Bylaws, effective November 5, 2015 (incorporated by reference to exhibit 3.1 on the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on November 5, 2015).

10.1	Second Amended and Restated Investment Management Trust Agreement, dated October 23, 2015, by and between Global Defense & National Security Systems, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015)..

10.2	Second Amendment to Convertible Promissory Note, dated October 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.3	Second Amendment to Convertible Promissory Note, dated October 23, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.4	Amendment to Promissory Note, dated October 23, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.5	Amendment to Convertible Promissory Note, dated October 23, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.6	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and Global Defense & National Security Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.7*	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and Damian Perl.

10.8*	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and the Hon. David C. Gompert.

10.9*	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and Dale R. Davis.

10.10*	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and Frederic Cassis.

10.11*	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and Gavin Long.

10.12*	Amended and Restated Letter Agreement, dated October 23, 2015, between Global Defense & National Security Systems, Inc. and Craig Dawson.

10.13	Second Amendment to Underwriting Agreement, dated October 23, 2015, by and among Global Defense & National Security Systems, Inc., Cowen & Company, LLC, Maxim Group LLC and I-Bankers Securities Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.14	Second Amended and Restated Stock Escrow Agreement, dated October 23, 2015, by and among Global Defense & National Security Systems, Inc., Global Defense & National Security Holdings LLC and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.15	Second Amended and Restated Right of First Refusal and Corporate Opportunities Agreement, dated October 24, 2015, by and among Global Defense & National Security Systems, Inc. and Global Integrated Security (USA) Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.16	Promissory Note, dated October 23, 2015, issued by Global Defense & National Security Systems, Inc. to Global Defense & National Security Holdings LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-36149) filed with the Securities and Exchange Commission on October 23, 2015).

10.17*	Amended and Restated Backstop Purchase Agreement, dated as of October 17, 2015, by and between the Company and the Sponsor.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL DEFENSE & NATIONAL SECURITY SYSTEMS, INC.

Date: November 13, 2015

/s/ Dale R. Davis
Name: Dale R. Davis
Title: Chief Executive Officer (principal executive officer)

/s/ Craig Dawson
Name: Craig Dawson
Title: Chief Financial Officer (principal financial officer)

