Form 10-K
period 2015-12-31
STG Group, Inc.
filed 2016-03-30
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-10030

STG GROUP, INC.

(Exact Name of Registrant as Specified on Its Charter)

Delaware	46-3134302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11091 Sunset Hills Road, Suite 200 Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number including area code (703) 691-2480

Securities registered under Section 12(b) of the Exchange Act:

Title of Class
Common Stock, $0.0001 par value

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐       No ☒

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

Yes ☒       No ☐

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

Yes ☐       No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $72,450,000.00.

The number of shares outstanding of the registrant's common stock as of March 21, 2016 was 16,107,071.

STG GROUP, INC.

PART I

INTRODUCTORY STATEMENT

The information contained in this report pertains to the registrant, STG Group, Inc. References in this annual report to “STGG,” the “Company,” “we,” “our” and “us” refer to STG Group, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements relate to outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition. Specifically, forward-looking statements may include statements relating to:

•	the future financial performance of the Company;

•	expansion plans and opportunities;

•	maintaining/increasing our growth rates through marketing and an effective sales force;

•	maintaining our technology platforms and continuing to develop enhancements;

•	maintaining cost-effectiveness of technology and operations;

•	maintaining and successfully bidding for government contracts;

•	changes in economic, business, competitive, technological and/or regulatory factors;

•	identify and consummating acquisitions on an accretive basis; and

•	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made. These forward-looking statements involve a number of known and unknown risks and uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	success in retaining or recruiting, or changes required in, officers, key employees or directors;

•	economic weakness, either nationally, or in the local markets in which we operate;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	adverse litigation or arbitration results;

•	the potential liquidity and trading of our securities;

•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act);

•	the risk factors listed in this Annual Report on Form 10-K under “Risk Factors” beginning on page 17.

•	changes in economic, business, competitive, technological and/or regulatory factors; and,

•	competitors in our various markets.

ITEM 1          BUSINESS

Description of Transaction

The Company (formerly known as Global Defense & National Security Systems, Inc.), a former special purpose acquisition company focused on the U.S. defense and national security sector, successfully completed after the close of business November 23, 2015 (the “Closing Date”) the business combination (the “Business Combination”) with STG Group, Inc. (“STG Group” or the “Predecessor”), a provider of cyber, software and intelligence solutions to the U.S. government. At the closing of the Business Combination, the Company changed its name to “STG Group, Inc.” The Business Combination was consummated pursuant to the stock purchase agreement (the “Business Combination Agreement”), dated as of June 8, 2015, by and among the Company, the Predecessor, the stockholders of the Predecessor, Global Defense & National Security Holdings LLC ( the “Sponsor”) and Simon S. Lee, as Stockholders’ Representative.

In connection with the closing of the Business Combination, the Predecessor changed its name to “STG Group Holdings, Inc.” (“STG Group Holdings”). Unless the context otherwise requires, the “Company”, “we,” “us,” and “our” refers to STG Group, Inc.

Pursuant to the Business Combination Agreement, upon the effectiveness of the Business Combination shares of common stock of STG Group were exchanged for cash and validly issued shares of Company Common Stock paid and issued to the Predecessor’s stockholders. The Business Combination purchase price of $170.9 million was subject to working capital and other customary adjustments determined at the closing of the Business Combination in accordance with the terms of the Business Combination Agreement. The Business Combination occurred on November 23, 2015, and the consideration paid to the Predecessor’s stockholders for their shares of STG Group common stock was $177.0 million, consisting of $68 million in cash (the “Cash Consideration”), $7 million in conversion shares (658,513 shares) (“Conversion Shares”) and $90.5 million in common equity, or 8,578,199 shares, valued at approximately $10.55 per share, issued by the Company, and $6.8 million of purchase price adjustments for cash on the balance sheet and net working capital differences between the estimated working capital at close and the targeted working capital of $10.1 million. The Company issued to the Predecessor’s stockholders 445,161 shares ($4.7 million) of Company Common Stock held by the Sponsor that was contributed by the Sponsor to the Company immediately prior to the closing of the transactions contemplated by the Business Combination Agreement.

In addition, at close, the Sponsor transferred to the Predecessor’s stockholders 35,000 shares of Company common stock immediately prior to closing the transaction.

If, immediately following the closing of the transaction, the share consideration was, in the aggregate, less than 56.7% of the outstanding shares of Company Common Stock, as of the closing, a portion of the Cash Consideration may have been exchanged for additional shares of Company Common Stock at a price of $10.55 per share, so that the Predecessor’s stockholders would own, in the aggregate, 56.7% of the outstanding shares of Company Common Stock following the closing of the Business Combination. In addition, in the event that the transaction otherwise did not qualify for the tax treatment described in the Business Combination Agreement, a portion of the Cash Consideration would have been exchanged for additional shares of Company Common Stock at a price of $10.55 per share, so that the Predecessor’s stockholders , the Sponsor and any other person who received shares of Company Common Stock in connection with an equity financing completed in connection with the closing, would own 80% of the outstanding shares of Company Common Stock at closing. The Cash Consideration was increased by $5.9 million by the amount of estimated working capital and cash at close exceeding the defined threshold.

The Cash Consideration was paid using proceeds held in our Trust Account and the balance of the Cash Consideration was paid using proceeds from debt financing. The remainder of the proceeds from the debt financing was used by the Company to pay debt and transaction related expenses and for general corporate purposes after closing. The Company finalized debt financing of $81.75 million at close, while remaining cash raised in the Company’s IPO and remaining in trust in the amount of $8.3 million was transferred from the Trust (as defined below) to the Company at close. Shares redeemed at close amounted to 2,031,383 at $10.63 per share ($21.6 million).

On November 23, 2015, the Company entered into a Second Amended and Restated Backstop Common Stock Purchase Agreement (the “Backstop Purchase Agreement”) with the Sponsor. The Backstop Purchase Agreement granted the Sponsor the right to purchase shares of Company Common Stock, at a price of $10.63 per share (the “Backstop Purchase”). The purchase right was exercisable only in the event, and to the extent, that the Company did not meet the Threshold Cash Amount. The term “Threshold Cash Amount” means $20,000,000 in cash available to the Company from (1) the Trust Account at the closing of the Business Combination following the payment in full to Public Stockholders who have requested to be redeemed in connection with the closing of the Business Combination, and (2) the payment of any aggregate purchase price for the Backstop Purchase. In connection with the closing of the Business Combination, the Sponsor purchased 1,030,103 shares for consideration of approximately $10.95 million.

The Company declared a dividend of one share of Company Common Stock for every 1.06 shares of Company Common Stock payable to stockholders of record immediately following the consummation of the Business Combination, which occurred on November 23, 2015. The Sponsor, with respect to the shares of Company Common Stock held by the Sponsor and any shares that would have been able to have been acquired by the Sponsor upon any conversion of the convertible promissory notes held by the Sponsor prior to the Closing, and the Predecessor’s stockholders, agreed to forfeit any Dividend Shares they would have been entitled to in exchange for no consideration. The Sponsor did not forfeit any right to receive any Dividend Shares in respect of any shares it acquired pursuant to the Backstop Purchase and the Predecessor’s stockholders did not forfeit any right to receive Dividend Shares with respect to the Conversion Shares. Payment of the dividend was contingent upon the closing of the Business Combination and made on November 30, 2015, as soon as practicable after close of the Business Combination.

On July 17, 2015, the Company held a special meeting of stockholders (the “July Extension Meeting”). At the July Extension Meeting, the stockholders approved amendments to the Charter to extend the date by which the Company was to consummate its initial business combination from July 24, 2015 to October 24, 2015. In accordance with our amended and restated certificate of incorporation (“Charter”), in connection with the July Extension Meeting and the approval of the amendments to the Charter, our public stockholders were entitled to redeem their Company Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less any interest released to the Company to pay franchise or income taxes. Our stockholders redeemed 876,072 shares of Company Common Stock at a price of $10.55 per share, for a total redemption of approximately $9,242,560 that was effected on July 24, 2015.

In addition, in connection with the July Extension Meeting, on July 21, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate of approximately $361,436. The Company used the proceeds from the note to deposit $0.06 per share that was not redeemed in the Trust Account. In connection with the October Extension Meeting, on October 23, 2015, the Company issued a non-interest bearing promissory note to the Sponsor for an aggregate approximately $56,300. The Company used the proceeds from the note to deposit $0.02 per share that was not redeemed in the Trust Account. The notes were repaid immediately following consummation of our initial business combination. After giving effect to the redemptions and the additional deposits, there was approximately $29,921,377 in the Trust Account as of October 30, 2015, or approximately $10.63 per public share. There were 3,209,123 shares redeemed at $10.61 per share.

In connection with the closing, the Company’s public stockholders elected to redeem 2,031,383 shares of Common Stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, at a price per share of $10.63, resulting in a total payment to redeeming stockholders of $21,593,601.29. See also “Management’s Discussion and Analysis Goodwill, Other Intangible Assets and Other Long-Lived Assets”

OUR BUSINESS

We provide specialist cyber, software and intelligence solutions to U.S. government organizations with a national security mandate. Our solutions are integral to national security-related programs run by more than 50 U.S. government agencies, including the Department of Defense, the Intelligence Community, the Department of Homeland Security, the Department of State and other government departments with national security responsibilities. Our programs are predominantly funded from base budgets and are essential to the effective day-to-day operations of our customers.

Our operational strength and track record has been established in securing highly sensitive, mission-critical national security networks, solving complex technology problems in mission-critical contexts and providing decision makers with actionable intelligence from multiple data sources.

Our primary areas of expertise include:

•	Security information and event management

•	Network intrusion detection and prevention

•	Application vulnerability assessment

•	Agile software development

•	Command and control system development

•	Complex application development

•	Advanced collection and analysis

•	Multi-intelligence exploitation and dissemination

•	Multi-lingual intelligence analysis

We are SEI CMMI Maturity Level 3 Rated and hold certifications in ISO 9001:2008 and ISO/IEC 20000-1:2011. We fully integrate ISO 20000-1:2011 quality aspects into our corporate engineering methodology to ensure we deliver high-quality products and services on time and within budget.

We employ over 850 cybersecurity, software development and intelligence analysis professionals who deliver these solutions in both the continental United States and in approximately 6 overseas locations.

We have generated more than $190 million in annual revenue since 2009.

Our revenue for 2015 was $193.6 million and our revenue for 2014 was $209.7 million. As of December 31, 2015, our total backlog was $253 million, of which $107 million was funded and $146 million was unfunded. For a discussion of how we calculate backlog, see “— Backlog”.

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. we have achieved an average period of continuous performance of more than a decade, and sustain a relatively low degree of contract concentration — in 2015, our largest single contract award represented just 17% of total revenues; the top 5 contracts represented 47% of total revenues.

We are currently contracted with 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. For 2015, we derived approximately 43% of our revenue from the Department of Defense; approximately 32% from the Department of State; approximately 20% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 5% coming from the Intelligence Community.

Our Capabilities

The Company specializes in three core areas of capability:

•	Cyber Security and Secure Information Systems — securing highly sensitive, mission-critical national security networks

•	Software Development, Systems and Services — solving complex problems in mission-critical contexts

•	Intelligence and Analytics — gathering and analyzing data from multiple sources to provide high quality, actionable intelligence across multiple contexts

Cybersecurity and Secure Information Systems

Our mission is to establish, develop and sustain secure, resilient, mission-critical information systems. We deliver across the cybersecurity spectrum with secure network engineering, information assurance platform deployment and incident response capabilities. In addition, we architect network configuration for optimal performance.

Our technical experts develop and integrate technologies to perform a range of essential tasks, from situational awareness and vulnerability assessments to encryption and authentication, each with the aim of supporting the protection of enterprise networks critical to the national interest.

We provide contextual technical analysis to enhance client understanding of the threats they face, and remain technology-neutral to provide the right tools to meet mission objectives.

The solutions we offer our customers in this area include:

•	Security Information & Event Management. We provide customers with an integrated, holistic view of their organization’s network activity, identifying and prioritizing the handling of anomalous events across the entire spectrum of users and devices.

•	Network Intrusion Detection & Protection. We design and implement systems that gather and analyze network data in order to identify internal and external cybersecurity breaches.

•	Identity & Access Management. We create systems that facilitate the oversight and management of digital identities — controlling access rights to resources and information across complex networks.

•	Network Vulnerability Assessment. We implement and oversee systems that continuously scan and test networks to identify potential vulnerabilities, assess the risk associated those vulnerabilities and address risk mitigation.

Software Development, Systems and Services

Our mission is to create technology solutions tailored to our customers’ needs. Our agile software development practices, ranging from iterative system builds to highly integrated enterprise platforms, scale dynamically to system demands.

Our systems and software engineering approach is highly adaptable to complex mission demands, ranging from multi-stakeholder identity and big data reconciliation to integrated mobile applications processing geospatially-based information.

We work to align and incorporate legacy enterprise systems, which are leveraged with our software methods and advanced technologies to deliver greatly enhanced functional value.

The solutions we offer our customers in this area include:

•	Agile Software Development. We deliver software development services with an emphasis on providing functionality and flexibility on complex IT programs, incorporating legacy system sustainment and migration and new application development.

•	Command & Control Systems Development. We develop software and systems that deliver a common operating picture for decision makers to help them evaluate, plan, direct and coordinate resources and operations.

•	Complex Application Development. We design customized software solutions that help integrate information drawn from disparate sources and automate highly complex business processes.

•	Decision Support Systems (DSS) Integration. We develop software applications and systems that combine raw data, structured models and analytic techniques to better enable our customers to make decisions in highly complex and changing circumstances.

•	Database Design & Development. We design and integrate structured data models across various legacy and new applications and databases to improve the value and utility of customer data and the quality of operational decision-making.

Intelligence and Analytics

Our mission is to provide our customers with high quality intelligence as the basis for critical decision-making. We work to a proven, rigorous methodology that combines specialized analysts with leading technologies.

Our experts gather data from multiple sources, analyze and fuse the data to provide clarity and situational context, and disseminate the resulting intelligence to a diverse range of stakeholders. The Company employs a combination of large-scale processing and qualitative analysis to produce high quality intelligence products.

Our approach supports strategic and tactical decisions in the fields of defense and intelligence, homeland security, and diplomatic affairs.

The solutions we offer our customers in this area include:

•	Advanced Collection & Analysis Tools. We design and employ leading-edge technology solutions that enhance the collection and analysis of high volumes of all-source data to deliver high quality, actionable intelligence to decision makers.

•	Multi-Intelligence Exploitation. We create integrated solutions combining technology with our strong analytic expertise to gather, filter, fuse and visualize data from a wide variety of signals and sources.

•	Intelligence Analysis Training. We provide comprehensive tradecraft training covering the full intelligence cycle, including advanced data harvesting and analysis tools, social media analysis, analytic visualization techniques and sustaining a network of highly specialized professionals, such as intelligence analysts, linguists and cultural advisors.

•	Multi-Lingual Intelligence Analysis. We provide intelligence collection and analysis across 46 different languages through highly specialized, cleared professionals, including intelligence analysts, linguist and cultural advisors with a deep understanding of the political, social, cultural and economic contexts at source.

Our Market Opportunity

U.S. government defense and national security spending, incorporating multiple federal agencies and departments, is driven by a complex range of persistent and evolving threats to the U.S. homeland and to its interests overseas. Over the last decade, the U.S. government has realigned the strategic priorities of the U.S. national security community, its capabilities and posture to achieve a sustainable balance between the ability to face down conventional threats from opposing states, the ability to combat non-state actors or asymmetric threats, and the ability to defeat threats from new technologies. These efforts have been concentrated on counter-terrorism, stabilizing fragile regions of strategic importance to the U.S., and counterinsurgency. Most recently and as emphasized in the 2014 Quadrennial Defense Review (QDR), these efforts have also addressed contemporary threats and challenges such as those related to information and cybersecurity and the associated threats to critical national infrastructure.

In each case, emphasis has been given to developing new technologically-driven capabilities to strengthen operational decision making through improved information and intelligence, deliver precision in offensive operations in complex environments, and strengthen both defensive and offensive capabilities in the cyber domain.

In the March 2013 Worldwide Threat Assessment report to the Senate Select Committee on Intelligence, the Director of National Intelligence, James R. Clapper, listed the cyber threat as the number one strategic threat to the United States, placing it ahead of terrorism for the first time since the attacks of September 11, 2001. Since then, the cyber threat has remained the number one strategic threat to the United States, as reported in the February 2015 Worldwide Threat Assessment. Over the past few years the number of cyber-attacks perpetrated by criminals, hackers and foreign nations against the U.S. Government’s networks has risen sharply. Potential state and non-state adversaries conduct malicious cyber activities against U.S. interests globally and in a manner intended to test the limits of what the U.S. and the international community will tolerate. Actors may penetrate U.S. networks and systems for a variety of reasons, such as to steal intellectual property, disrupt an organization’s operations for activist purposes, or to conduct disruptive and destructive attacks to achieve military objectives.

Since developing its first cyber strategy in 2011, the Department of Defense (DoD) has made significant investment and progress in building its cyber capabilities, developing its organizations and plans, and fostering the partnerships necessary to defend the country and its interests. However, as potential adversaries have also invested significantly in advancing their cyber capabilities, additional investment by the DoD will be needed to counter potential cyberattacks against the United States. As outlined in the 2014 Quadrennial Defense Review, the DoD has stated it will continue to invest in improving and expanding its cyber capabilities and forces to enhance the department’s ability to conduct cyberspace operations, support military operations worldwide, and ensure U.S. national security.

U.S. national security is entrusted to a wide range of government organizations, including the Department of Defense, Department of State (DoS), Department of Homeland Security (DHS), and the Intelligence Community (IC). The FY 2016 President’s DoD budget request accounts for approximately 14.7% of the total budget authority requested by the current Administration. The FY 2016 DoD budget request is $585.3 billion, including a base budget of $534.3 billion and $50.9 billion for overseas contingency operations, representing an increase in the DoD base budget of $38.2 billion from the 2015 enacted DoD base budget of $496.1 billion. The DoD projects the base budget will increase to $570.0 billion by 2020.

The FY 2016 President’s DoS and United States Agency for International Development (USAID) budget request is $50.3 billion, including a base budget of $43.2 billion and $7.0 billion for overseas contingency operations, representing an overall budget increase of approximately $2.8 billion from the FY 2015 estimated budget of $47.5 billion. The FY 2016 budget allocation for the IT Central Fund (ITCF) is $234.4 million, an 8.1% increase over the FY 2015 estimated budget of $216.8 million. The ITCF modernizes critical IT systems and maintains essential IT services throughout the department.

The FY 2016 President’s DHS budget request is $41.2 billion, compared to $38.2 billion in FY 2015. As DHS has stated that safeguarding and securing cyberspace is a key focus area for the department, the FY 2016 budget request supports the DHS’s two primary cyber acquisition programs: $497.8 million for Network Security Deployment, which enables the department to detect malicious traffic targeting federal networks and prevent malicious traffic from harming those networks, and $102.6 million for the Continuous Diagnostics and Mitigation (CDM) program, which provides hardware, software, and services designed to support activities that strengthen the operational security of federal networks.

U.S. national security activities are also conducted by the U.S. Intelligence Community, a group composed of 17 agencies, departments, organizations, and branches of the U.S. military, which are organized to gather, analyze, and distribute intelligence. For FY 2016, the collective base budget request of the IC included $17.9 billion for the Military Intelligence Program (MIP) and $53.9 billion for the National Intelligence Program (NIP). The FY 2016 budget allocations represent growth of 7.8% and 6.9% over the FY 2015 budget estimates for the MIP of $16.6 billion and NIP of $50.4 billion, respectively. Key NIP initiatives include improving integration of programs spread across the 17 IC elements, expanding the use of shared IT capabilities, continuing to support the protection and security of the critical networks that facilitate IC information-sharing, and ensuring that mission-critical intelligence information flows anywhere and anytime it is required.

Below is an outline of the key areas of capability that we believe the U.S. government will continue to prioritize as critical to its defense and national security strategies and that we believe will drive continued growth in our target markets.

IT Systems and Support Spending

The operations of U.S. defense and federal agencies and the national security community demand a wide variety of technology-based systems and information that are increasingly integrated with support services and solutions in order to successfully offer a range of capabilities that support specific essential missions. These areas include, but are not limited to, C4ISR (command, control, communications, computers, intelligence, surveillance, and reconnaissance), information technology and related services, and other key support services.

Military operations and the modern warfighter rely on integrated technology platforms comprised of C4ISR systems and related information technology architectures (Mission IT). These platforms link networks of signals and sensors to people and platforms, providing greater interoperability within and between allied defense forces, enabling intelligent decision making, and delivering more operationally and cost-effective solutions to the defense and national security communities. In addition, the continuous reliance on C4ISR systems and Mission IT demands the frequent maintenance and upgrade of the platforms. The federal government procures systems and software engineering, integration, and technology development services to ensure that the technology is able to perform effectively, address evolving and complex challenges, and be customized for specific missions.

Information technology in the federal government spans a variety of initiatives in addition to areas focused on mission-oriented defense and national security, such as the growth and management of the significant administrative IT backbone of the defense and intelligence communities, which enables more routine but necessary communication. In addition, there is a complex systems architecture for managing the health and welfare of personnel. Furthermore, technology advancements have enabled new capabilities in information sharing which DoD and federal agencies are seeking. These agencies are focused on expanding, upgrading, and integrating their IT architecture to enhance information security, facilitate information sharing, increase efficiency, and mitigate costs.

Critical to supporting a wide range of government organizations, including the DoD, DHS, DoS and the Intelligence Community, in their national security initiatives, are the products and services related to information technology. According to the Federal Chief Information Officer, the total federal IT budget request for FY 2016 is approximately $86.4 billion, including the DoD IT budget request of $37.3 billion, representing an increase of 2.9% from the FY 2015 DoD IT budget request of $36.3 billion.

Due to an emphasis on cost effective federal IT spending, agencies have increased their use of agile development practices and evidence in the IT portfolio illustrates that agile projects have been nearly twice as likely to deliver on time as those using traditional development techniques, and have been 40% more likely to deliver planned capabilities on budget. The DoS, a leader in adopting agile development, has improved its average project delivery time from 235 days in May 2013 to 111 days.

Cybersecurity and Secure Information Systems

Cyber attacks target networks and attempt to disrupt or sabotage information and control systems. Cyber attacks targeting networks to access sensitive data, disrupt systems and operations, and sabotage critical infrastructure are increasing in both frequency and sophistication, with perpetrators able to operate individually or in organized cells from anywhere in the world as part of terrorist, criminal or state networks. In recognition of these dynamics and the threats they pose to U.S. national security, the U.S. government is channeling greater resources into the drive to identify the sources of such attacks and develop and implement effective counter-measures. Although this drive is not simply a matter of technology, we believe that the development of advanced technological responses will remain the key element of defending networks, systems and critical infrastructure. In April 2015, the DoD outlined a new comprehensive cyber strategy with the purpose of guiding the development of DoD’s cyber forces and strengthening its cyber defense and cyber deterrence posture. The DoD’s cyber strategy focuses on building cyber capabilities and organizations for three principal cyber missions: (1) defend DoD networks, systems and information; (2) defend the U.S. and its interests against cyber attacks of significant consequence; and (3) provide integrated cyber capabilities to support military operations and contingency plans.

In FY 2016, the President’s budget proposes approximately $14 billion in cybersecurity funding to enhance America’s cyber capabilities. The budget continues to support the construction of the Joint Operations Center of U.S. Cyber Command (USCYBERCOM) at Fort Meade, Maryland, which is scheduled for occupation in FY 2018. The DoD’s budget also includes $12.3 billion in science and technology investment to advance U.S. technological superiority, a portion of which supports cyberspace programs and other research and technology projects to develop the requisite tools to accomplish the mission to protect national interests.

Competitive Strengths

Agile Technology Development Tailored to Customer Needs

Our innovative approach to technology development gives us the ability to adapt quickly to customer needs in a rapidly evolving technology environment. Many larger prime contractors can have difficulty incorporating newer, disruptive technologies because their business models rely on larger programs of record and multi-year technology development cycles to support larger overhead. Our approach enables us to create and deploy the most effective and cost-effective solution. In a changing procurement climate, this type of creativity and agility is critical. In addition to being more innovative and adaptive than many larger players, we believe we are also more stable and established than many small businesses in the Defense Technology market. Customers require financial and operational stability, especially in mission-critical contexts, and we have an established, trusted record of high-level performance that spans four decades. Additionally, many smaller businesses do not have the talent or the infrastructure to support programs that require world-class capabilities to protect national security interests.

Established, Long-Standing Customer Relationships

The Company has developed trusted, enduring relationships across an exceptionally broad customer base in the defense, national security and federal/civilian landscape, which is a testament to our customers’ sustained confidence in our capabilities and our commitment to exceptional delivery. Our average period of continuous performance across our customer base is over a decade. We have worked with the U.S. Army for 17 years, the Department of State continuously for more than 20 years, the Department of Defense for over 17 years, the Department of the Treasury for over 15 years, and key elements of the Intelligence Community for over 12 years.

Diverse Contract Base

In addition to a diverse customer base, the Company is positioned on a wide range of contract vehicles, atypically broad for a company our size. We have positions on NETCENTS II, ITES-2, EAGLE II, CIO-SP3, SPAWAR ICO, GSA Alliant, and another large classified ID/IQ, as well as numerous single awards. Our breadth and diversity of contract vehicles provides our customers with various options to procure the solutions they require.

Strong Backlog and New Business Pipeline

We had backlog of $253 million on active contracts as of December 31, 2015, of which $107 million was funded and $146 million was unfunded, spanning more than 57 discrete contracts or task orders. Because we perform tasks that are essential to the day-to-day operations and core missions of our customers, the budgets for our business are well protected and growing. Additionally, we have a current pipeline of almost $3.2 billion of potential new business opportunities that we are currently pursuing or prospecting.

Experienced and Proven Leadership Team and Highly Skilled Workforce

The Company’s directors and officers have combined experience spanning many years of acquiring, leading and growing operating companies addressing US national security priorities, and working at senior levels in the US government’s defense and national security communities. Our workforce is staffed by highly skilled, qualified professionals, 84% of which have security clearances, with over 44% holding clearances to Top Secret and above. Over many years, the workforce has consistently earned the trust and confidence of key elements of the U.S. government’s national security community responsible for handling much of the nation’s most sensitive and mission-critical information.

Our Growth Strategy

Having established a strong platform in the mid-tier market, our objective is to consolidate, grow, and re-position the business as a technology innovator and provider of advanced solutions in the area of cybersecurity, agile software development, and integrated intelligence and data analytics in order to realize a premium valuation as the leading agile and sustainable mid-tier market player. Achieving this objective requires a detailed strategy to drive stronger organic growth in higher margin, high-growth market areas, and accelerated growth through strategic acquisitions using our proprietary mergers and acquisitions pipeline.

Organic Growth

We believe that the Company is well positioned to achieve strong platform growth, combining our significant, differentiated capabilities with our extensive network of government and industry relationships and experience of managing continuous operating improvements to enhance profitability and customer performance. The Company expects to achieve stronger organic growth through deeper and broader client relationships, a sustained emphasis on business efficiencies and the accelerated development of new solutions and capabilities.

Key areas of organic improvement to realize this growth include:

Business Development

 The Company completed a detailed review of the business development strategy and its associated pipeline, people, processes and tools. As a result, the following areas of customer requirement have been prioritized for opportunity capture, each with significant alignment to current programs and capabilities; Software Development, Modernization and Enhancement (DME), Cyber Protection and Computer Network Defense (CND), and medium to large IT support services.

In addition, the Company has achieved greater alignment between its business development processes and human capital to allow for a more focused and effective application of resources against these identified opportunities. Business Development personnel have been centralized under a single reporting line with direct oversight by the Chief Integration Officer. Several key leadership roles have been filled to include a new Vice President of Business Development and a new Director of Proposal Operations. Our growing pipeline of opportunities has highlighted the need for additional resources to ensure effective capture management. Recruitment is underway for suitably qualified senior business development specialists. Finally, the capture management process itself has been re-invigorated with focused opportunity reviews conducted by senior management to ensure full alignment of effort and seamless functional support across the business.

Optimize Operational Efficiency

Immediately following the Business Combination, the Company completed a reorganization of its operations into the three competency-based Sectors – Cyber Security and Secure Information Systems (CSIS); Software Development Systems and Services (SDDS), and Intelligence and Analytics (IA). This organizational realignment has allowed us to deliver our solutions more efficiently across all the markets we serve and reduce cost in overhead and G&A. With these changes, we created an operating model that is expected to improve margins and increase the opportunities for our senior management team to be more connected with our customers to deepen relationships and drive cross selling opportunities.

The Company is also in the process of completing the integration of its Quality Management System (QMS). Within the next three months, we expect to completely integrate our ISO 9001, ISO 20000, and ISO 27001 certifications under a single quality system. We believe this will help to ensure our continued ability to meet fully both the rigorous service delivery requirements of our customers and the stringent operating standards of a public company. The training program associated with the roll-out of the new system is designed to ensure that every Company employee is equipped with the knowledge and tools to operate to a consistent set of proven operational, financial, and human resources processes and procedures.

Significant Cross-Selling Opportunities

 Significant opportunities exist for the Company’s differentiated capabilities to be marketed and sold across adjacent clients in the defense, federal civilian, and intelligence communities. The creation of the Cyber Security and Secure Information Systems (CSIS), Software Development Systems and Services (SDSS) and Intelligence and Analytics (IA) Sectors has allowed for a much more effective segmentation of the pipeline. A renewed focus on identifying where in Government our capabilities are in significant and growing demand has encouraged greater creativity and market shaping to exploit cross-selling opportunities across multiple agencies.

Continue to Shift Services to Higher-End Solutions

The Company has charted a clear path that leverages current capabilities and contract vehicles to allow greater access to customers requiring higher-end, higher value solutions. Specifically, our strategic emphasis on Software DME, particularly where we can apply our proprietary agile software development methodology, Cadence, and urgent US Army and US Air Force requirements for Cyber Protection and Computer Network Defense solutions contracted through our NETCENTS 2 and ITES-2S contracts will allow us to enhance the value of the solutions we provide. This approach will also allow us to increase the amount and scale of higher margin work by broadening and deepening our penetration of currently under-developed customer sets through smart cross-selling.

Inorganic Growth

The Company intends to accelerate growth through acquisitions, and plans to build differentiated capabilities and new customers and contracts, with a focus on complementary, high-end technologies. We have established detailed plans to maximize leverage as a public company to accelerate growth through the acquisition of differentiated capabilities to achieve new customer penetration and enhance the sophistication of our offerings to existing customer sets. These plans include:

Utilize Existing M&A Pipeline

 Since the completion of the business combination, we have continued to develop a significant pipeline of potential acquisition opportunities and attended a number of management presentations. Each opportunity is scrutinized with special consideration given to contract and/or customer concentration risk, the potential for cost efficiency synergies, additional and complementary capabilities, customers and contract vehicles, recent contract wins, and the quality of leadership and management.

Currently we are actively tracking more than 45 acquisition targets with revenue between $40 million and $100 million and EBITDA between $5 million and $15 million. In addition, we have broadened our pipeline to include more than 100 middle-market companies, with an active focus on around 20 of those at any one time. We continue to focus on companies with prime positions and strong past performance in the areas of software development and data analysis.

Add IP and Complementary, Differentiated Capabilities

The Company plans to target mergers and acquisitions opportunities with strong intellectual property and differentiated capabilities complementary to our platform, with a focus on high-end technologies that will scale and command premium valuations, including mobile application development, mobile technology systems, agile software development and advanced data analytics.

Expand Customer and Contract Vehicle Base

The Company intends to place emphasis on acquiring businesses that will give it access to key new customers and large contract vehicles.

Competition

Our competitors span large, publicly traded organizations with a broad range of services and capabilities, to smaller, niche players that are privately held. Our larger competitors include Booz Allen Hamilton, CACI International, General Dynamics Information Technology, Leidos Holdings, ManTech International, Science Applications International Corporation, and CSRA International, among others.

As an agile and highly capable business, the Company has been particularly adept at acquiring prime positions on large ID/IQ vehicles. As such, we often compete at a task order level, where knowledge of the customer and their contractual and technical requirements is crucial to winning business. We have a particularly broad variety of contract vehicles for a business of our size. This provides a highly valuable opportunity to market our services to any U.S. government agency. We have deep insight into customer needs, their goals and their challenges; our customers typically consider technical capabilities and approach, personnel quality and management capabilities and past performance and price.

Customers

We are currently contracted with 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. For 2015, we derived approximately 43% of our revenue from the Department of Defense; approximately 32% from the Department of State; approximately 20% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 5% coming from the Intelligence Community.

Our customers include various defense, intelligence, federal, and other national security agencies such as:

Department of Defense		National Agencies/Other
•	U.S. Army Network Enterprise Technology Command (NETCOM)	•	Department of State
•	U.S. Army Test and Evaluation Center (ATEC)	•	Department of Homeland Security
•	U.S. Army Forces Command (FORSCOM)	•	Intelligence Community
•	U.S. Marine Corps	•	U.S. Customs and Border Protection
•	Space and Naval Warfare Systems Command (SPAWAR)	•	U.S. Internal Revenue Service
•	Department of Housing and Urban Development	•	Securities and Exchange Commission
		•	National Oceanic and Atmospheric Administration

Contracts

We derive our revenue primarily from contracts with U.S. government agencies, where we provide our services and solutions under three types of federal government contracts: time-and-materials, cost-plus fixed fee, and firm fixed-price.

For the year ended December 31, 2015, we derived approximately 33%, 37%, and 30% of our revenue from time-and-materials, cost-plus fixed fee, and firm fixed-price contracts, respectively, and approximately 88% of our revenue was derived from contracts in which we were the prime contractor with the remaining 12% being derived from contracts in which we were a subcontractor. In 2015, our largest single-contract award accounted for approximately 17% of our total revenue, and our top five largest contracts accounted for 47% of total revenue.

In 2015, approximately 49% of our revenue was derived from stand-alone contracts, 34% from Blanket Purchase Agreements (BPAs) and General Services Administration (GSA) schedules, and 17% from agency-sponsored Indefinite Delivery, Indefinite Quantity (ID/IQ) contracts. The aggregate contract ceiling value across active ID/IQs, GSA schedules and stand-alone contracts is more than $168 billion (excluding unlimited ceiling vehicles).

Backlog

We define total backlog as the amount of revenue we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We also include in backlog our estimates of revenue from future delivery orders on requirements and ID/IQ contracts. At times, our estimates of future revenue on such contracts are less than the contract ceiling.

We define funded backlog as the portion of our total backlog for which funding is currently appropriated and obligated to us under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to us by a customer upon completion of a specified portion of work. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program or contract only on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Unfunded backlog is total backlog minus funded backlog.

As of December 31, 2015, our total backlog was $253 million, of which $107 million was funded and $146 million was unfunded. For a discussion of how we calculate backlog. As of December 31, 2015, we expect to recognize approximately 50% or $127.7 million of our backlog as revenue in the remainder of 2016.

Regulatory Matters

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. Government contracts. The Federal Acquisition Regulation, or FAR, which mandates uniform policies and procedures for U.S. Government acquisitions and purchased services, governs the majority of our contracts. Individual agencies also have acquisition regulations that provide implementing language for the FAR or that supplement the FAR.

Other federal regulations require certification and disclosure of cost or pricing data in connection with contract negotiations for certain types of contracts, define allowable and unallowable costs, govern reimbursement rights under cost-based contracts, and restrict the use, dissemination and exportation of products and information classified for national security purposes.

Additionally, federal government contracts, by their terms, generally can be terminated at any time by the federal government, without cause, for the convenience of the federal government. If a federal government contract is so terminated, we would be entitled to receive compensation for the services provided and costs incurred through the time of termination, plus settlement expenses and a negotiated amount of profit. Federal government contractors who fail to comply with applicable U.S. Government procurement-related statutes and regulations may be subject to potential contract termination, suspension and debarment from contracting with the U.S. Government, or other remedies. See “Risk Factors” for a description of the various risks we may face regarding laws and regulations relating to U.S. Government Contracts.

Employees

As of December 31, 2015, we had 940 full-time and part-time employees. Security clearances are held by approximately 800 of our employees with over 400 of those clearances at the level of Top Secret or above. None of our employees are subject to collective bargaining agreements.

Properties

Our executive offices and certain of our operations are located at 11091 Sunset Hills Road, Suite 200, Reston, VA (35,491 square feet). The Company also has other facilities in Sierra Vista, AZ (6,450 square feet); Charleston, SC (2,518 square feet); and Arlington, VA (12,530 square feet). Most of our employees are located in Reston, Sierra Vista, and Charleston, SC.

Intellectual Property

We do not fund or invest into any material research and development initiatives. Our technology development, integration and implementation services within the cybersecurity, software development and intelligence and analytics business areas are not generally dependent upon any codified intellectual property of our own. We claim a proprietary interest in certain service offerings, approaches, methodologies and know-how. We do not consider our business to be materially dependent on the protection of such proprietary methodologies. Additionally, we have a number of trade secrets that contribute to our success and competitive positioning, and we endeavor to protect this information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets. Other than licenses to commercially available third-party software, we have no licenses to intellectual property that are significant to our business.

Legal Proceedings

The Company is from time to time subject to various claims and lawsuits incidental to our business. In the opinion of management, these claims and suits, individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements, results of operations or liquidity.

COMPANY WEBSITE AND INFORMATION

Our Internet address is www.stg.com. Information contained on our website is not part of this report. We make available free of charge on our Internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, you may access these reports at the SEC’s Internet website: www.sec.gov.

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters:

STG Group, Inc.

11091 Sunset Hills Road, Suite 200

Reston, VA 20190

Telephone: 703-691-2480

ITEM 1A.      RISK FACTORS

In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC, in your evaluation of our business. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition, or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters, or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock.

Risks Related to Our Business, Operations and Industry

The following is a description of the principal risks inherent in our business.

Federal government spending levels for programs the Company supports may change or be delayed in a manner that adversely affects its future results and limits its growth prospects.

Our business depends upon continued federal government expenditures on intelligence, defense and other programs that we support. These expenditures have not remained constant over time. Spending levels for federal government programs generally, and in particular the U.S. defense budget, have come under pressure. Should spending level pressure continue, this may have an impact on operating margins in our industry, and shift authorizations to programs in areas where we do not currently provide services, thereby adversely impacting our future results of operations. The possibility that automatic spending reductions mandated by the American Taxpayer Relief Act of 2012 may still be triggered and uncertainty about how these automatic reductions may be applied results in a risk that spending levels for programs we support will change in a manner that is adverse to us. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty, not to exercise options to renew contracts, or to delay or not to enter into new contracts. A reduction in the amount of services that we are contracted to provide, or incorporation of less favorable terms in existing or future contracts, could cause an adverse impact on the Company’s business and future results of operations.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect the future revenues and growth prospects of the Company.

We operate in highly competitive markets and generally encounter intense competition to win contracts from a number of sources, both domestic and international. We compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. Some of our competitors have substantially greater financial and other resources than we have and others may price their products and services below our selling prices. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In particular, increased efforts by our competitors to meet federal government requirements for efficiency and cost reduction may necessitate that we become more competitive with respect to price, and thereby potentially reduce our profit margins, in order to win or maintain contracts. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs.

Failure to maintain strong relationships with other contractors could result in a decline in our revenues.

For the years ended December 31, 2015, we derived 12% of our revenues from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect that such relationships with other contractors will continue to be important for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; we choose to directly compete with them for services; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

We depend on contracts with the U.S. federal government for substantially all of our revenues. The loss or impairment of our relationship with the U.S. government and its agencies could adversely affect our business, future revenues and growth prospects.

We derive the vast majority of our revenues from our federal government customers. We expect that federal government contracts will continue to be the primary source of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be materially harmed if:

•	We are suspended or debarred from contracting with the federal government or a significant government agency;

•	Our reputation or relationship with government agencies is impaired; or

•	The government ceases to do business with us, or significantly decreases the amount of business it does with us.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay procurement of our services and solutions and cause us to lose future revenues.

On an annual basis, Congress must approve budgets that govern spending by the federal agencies that we support. In years when Congress is not able to complete its budget process before the end of the federal government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. A continuing resolution allows federal government agencies to operate at spending levels approved in the previous budget cycle. When the U.S. government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases canceled. We experienced order delays related to these factors in 2013. The federal government’s failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a federal government shutdown, during which time we may be required to perform “at-risk” or experience further delays.

The competitive bidding process can impose constraints and costs upon us and we may lose revenues, or our earnings and profitability may be adversely impacted, if we fail to compete effectively, if we are required to minimize our price in order to compete effectively, or if there are delays caused by protests or challenges of contract awards.

We derive significant revenues from federal government contracts that are awarded through a competitive bidding process. We expect that a significant portion of our future business will also be awarded through competitive bidding. Competitive bidding presents a number of risks, including:

•	Incurring expense and delays due to competitor’s protest or challenge of contract awards made to us, including the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract, which may result in reduced profitability;

•	Bidding on programs in advance of the completion of their design may result in difficulties in execution, cost overruns, or, in the case of unsuccessful competition, the loss of committed costs;

•	Spending cost and managerial time and effort to prepare bids and proposals for contracts that may not be awarded to us, which may result in reduced profitability; and

•	Failing to accurately estimate the resources and cost structure that will be required to service any contract we are awarded.

The hiring and retention of a highly qualified Chief Executive Officer ("CEO") may be necessary for the Company’s future success.

We do not currently have a CEO. We believe that it is important to the future success of our business to find a qualified individual to be CEO. The prospective CEO must have extensive industry experience, and relationships and reputations that have been established and maintained with government personnel in order to help the Company maintain good customer relations and to identify new business opportunities. The inability to find and hire a CEO could impair the Company’s ability to identify and secure new contracts, to maintain good customer relations and to otherwise manage the Company’s business, any of which could harm our business and operating results.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected.

We depend on the timely collection of our receivables to generate cash flow, provide working capital and continue our business operations. If the U.S. government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.

Some of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.

For fiscal year 2015, we derived a portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of its clients and services provided to such clients to persons without security clearances and investors. Because we are limited in its ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have information concerning our business, which will limit your insight into a portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

The U.S. government may reform its procurement or other practices in a manner adverse to us.

Because we derive nearly all of our revenue from contracts with the federal government or its agencies, the success and development of our business will depend on our continued successful participation in federal contracting programs. The U.S. government may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. It also could adopt new contracting methods to General Services Administration, or GSA, or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain socio-economic or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the U.S. government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the U.S. government may obtain from private contractors. These changes could impair our ability to obtain new contracts. Any new contracting methods could be costly or difficult for us to implement and, as a result, could harm our operating results.

We may not receive the full amount authorized under our contracts and we may not accurately estimate our backlog, which could adversely affect our future revenues and growth prospects.

As of December 31, 2015, our estimated contract backlog totaled approximately $253 million, of which approximately $107 million was funded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenues for solutions that we believe we will be asked to provide in the future under the terms of ID/IQ contracts for which we have an established pattern of revenues. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenues will be recognized as revenues.

We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog, since it contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period, or at all, because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to uncertainties, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce federal government spending. If we fail to realize as revenues those amounts included in our backlog, our future revenues and prospects may be adversely affected.

Five large contracts account for 47% of STG, Inc.’s (“STG”) revenue. The loss of any one or more of these contracts could cause a decline in its operating results.

For the year ended December 31, 2015, STG had five contracts that comprised 47% of its total revenue. Although STG has been successful in continuing work on most of our large contracts in the past, there is no assurance that STG will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of STG’s work into another contract where it is not the holder of that contract, or the loss of a competitive bid for the follow-on work related to STG’s current contract. If any of these events were to occur, STG could experience an unexpected, significant reduction in revenue and net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion with respect to these contracts.

Security breaches in sensitive U.S. government systems could result in the loss of clients and negative publicity.

Many of the systems the Company develops, installs and maintains involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. government functions. A security breach in one of these systems could cause harm to the Company’s business, damage its reputation, result in the termination of its contracts, and prevent us from being eligible for further work on sensitive or classified systems for U.S. government clients. We could incur losses from such a security breach that could exceed the policy limits under its errors and omissions and product liability insurance. Damage to the Company’s reputation or limitations on its eligibility for additional work resulting from a security breach in one of the systems it develops, installs or maintains could cause it to incur remediation costs and could materially reduce its revenue. Costs it incurs to address security breaches could materially reduce the Company’s operating margin.

Our business could be negatively affected by cyber or other security threats or other disruptions.

We face cyber threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. These threats arise in some cases as a result of our role as a defense contractor.

Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to our sensitive information, including our customers, suppliers, subcontractors, and joint venture partners, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data.

Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing. If any of these events were to materialize, the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified and could have a material adverse effect on the reputation, operating results, and financial condition of the Company.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses, therefore, we may not win contracts we bid for.

As a result of the Small Business Administration, or SBA, set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, the Company would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, could adversely affect our results of operations and financial condition.

Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war or terrorism. As a result, during the course of such deployments we are exposed to liabilities arising from accidents or incidents involving our employees or third parties. Any of these types of accidents or incidents could involve potential injury or other claims by employees and/or third parties. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control.

The Company maintains insurance policies that mitigate risk and potential liabilities related to its operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear costs from an accident or incident. Claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenues.

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity that could adversely affect our reputation among our customers and the public, which could result in the Company losing existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenues.

Our earnings and profitability may vary based on the mix of type of contracts we perform and may be adversely affected if we do not accurately estimate the expenses, time and resources necessary to satisfy some of our contractual obligations.

We enter into three types of federal government contracts for our services: cost-plus-fee, time-and-materials and fixed-price. Recently, our customers have increasingly procured our services under cost-plus-fee contracts, which tend to offer lower margin opportunities than other contract types. For the Company’s last three fiscal years, it derived revenues from such contracts as follows:

	Year ended December 31,
Revenue by Contract Type	2015		2014
	(in thousands, except percentages)
T&M	$64,523	33%	$76,532	37%
Fixed price	58,858	30%	59,388	28%
CPFF	70,264	37%	73,807	35%
	$193,645		$209,727

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•	Under cost-plus-fee contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus-fee contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the federal government on the extent to which contractors are able to receive reimbursement for employee compensation.

•	Under time-and-material contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume financial risk on time-and-material contracts because we assume the risk of performing those contracts at negotiated hourly rates.

•	Under fixed-price contracts, we perform specific tasks for a pre-negotiated fixed price. Compared to cost-plus-fee contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns, which could result in increased costs and expenses. Because we assume such risk, an increase in the percentage of fixed-price contracts in our contract mix, whether caused by a shift by the federal government toward a preference for fixed-price contracts or otherwise, could increase the risk that we suffer losses if we underestimate the level of effort required to perform the contractual obligations.

Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract.

We face risks of cost overruns and losses on fixed-price contracts.

The Company sells certain of its products and services to its government, defense commercial customers under fixed-price contracts providing for fixed unit prices, regardless of costs incurred by it. The cost of producing products or providing services may be adversely affected by increases in the cost of labor, materials, fuel, overhead, and other unknown variants, including manufacturing and other operational inefficiencies and differences between assumptions used by the Company to price a contract and actual results. Increased costs may result in cost overruns and losses on such contracts, which could adversely affect the Company’s results of operations and financial condition.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not later signed and these costs are not reimbursed, our revenue and profits will be reduced.

When circumstances warrant, we sometimes incur expenses and perform work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When we do so, we are working “at-risk,” and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow us to be paid for the expenses already incurred or work already performed or both. In such cases, we generally have been successful in obtaining the required contract or modification, but any failure to do so in the future could adversely affect operating results.

Many of our federal government customers execute their procurement budgets through multiple award contracts under which we are required to compete for post-award orders, or for which we may not be eligible to compete, potentially limiting our ability to win new contracts and increase revenues.

Budgetary pressures and reforms in the procurement process have caused many U.S. federal government customers to purchase goods and services through multiple award ID/IQ contracts and other multiple award and/or government wide acquisition contract vehicles. These contract vehicles require that we make sustained post-award efforts to obtain task orders under the relevant contract. There can be no assurance that we will obtain revenues under these contract vehicles. Our failure to compete effectively in this procurement environment could harm our operating results.

Federal government contracts contain provisions giving government customers a variety of rights that are unfavorable to the Company, including the ability to terminate a contract at any time for convenience.

Federal government contracts contain provisions and are subject to laws and regulations that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to:

•	Terminate existing contracts for convenience, as well as for default;

•	Reduce orders under, or otherwise modify, contracts or subcontracts;

•	Cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	Decline to exercise an option to renew multi-year contracts or issue task orders in connection with multiple award contracts;

•	Suspend or debar the Company from doing business with the federal government or with a government agency;

•	Prohibit future procurement awards with a particular agency as a result of a finding of an organizational conflict of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors;

•	Subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend its performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction or modification of the awarded contract;

•	Terminate the Company’s facility security clearances and thereby prevent the Company from receiving classified contracts;

•	Claim rights (including intellectual property rights) in products and systems produced by the Company; and

•	Control or prohibit the export of the Company’s products and services.

If the government terminates a contract for convenience, the Company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the Company may not even recover those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. If one of the Company’s government customers were to unexpectedly terminate, cancel or decline to exercise an option to renew one or more of the Company’s significant contracts or programs, the Company’s revenues and operating results would be materially harmed.

Our contracts with the U.S. government are subject to audits and cost adjustments.

U.S. government agencies, including the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contracts and government contractors’ incurred costs, administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with government regulations and policies and the adequacy of our internal control systems and policies, including our purchase, property, estimation, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome by an audit by the DCAA or another government agency could cause actual results to be adversely affected and differ materially from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. In addition, we could suffer reputational harm if allegations of impropriety were made against it. Each of these results could cause our actual results to be adversely affected.

If the Company fails to comply with complex procurement laws and regulations, the Company could lose business and be liable for various penalties or sanctions.

The Company must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how it conducts business with its federal government customers. In complying with these laws and regulations, the Company may incur additional costs. Non-compliance could result in the imposition of fines and penalties, including contractual damages. Among the more significant laws and regulations affecting the Company’s business are the following:

•	The Federal Acquisition Regulation and Defense Federal Acquisition Regulations, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern the Company’s right to reimbursement under certain cost-based federal government contracts;

•	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data;

•	U.S. export controls, which apply when the Company engages in international work; and

•	The Foreign Corrupt Practices Act.

If the Company fails to comply with these laws and regulations or if a government audit, review, or investigation uncovers improper or illegal activities, it may be subject to penalties, both civil and criminal, or administrative sanctions, including debarment from contracting with the U.S. government. The Company may suffer harm if allegations of impropriety were made against it, which could adversely affect its operating performance and may result in additional expenses.

The Company’s contracting agency customers periodically review its compliance with procurement laws and regulations, as well as its performance under the terms of its federal government contracts. If a government review or investigation uncovers improper or illegal activities, it may be subject to civil or criminal penalties or administrative sanctions, including:

•	Termination of contracts;

•	Forfeiture of profits;

•	Cost associated with triggering of price reduction clauses; and

•	Suspension of payments.

U.S. government contractors are subject to a greater risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. Increased scrutiny and investigation into business practices and into major programs supported by the Company may lead to increased legal costs and may harm the Company’s reputation and profitability if it is among the targeted companies, regardless of the underlying merit of the allegations being investigated.

If the Company fails to recruit and retain skilled employees or employees with the necessary skill sets, it might not be able to perform under its contracts or win new business and its growth may be limited.

To be competitive, the Company must have employees who have advanced information technology and technical services skills and who work well with its customers in a government or defense-related environment. These employees are in demand and are likely to remain a limited resource in the foreseeable future. Recruiting, training and retention costs may place significant demands on the Company’s resources. If the Company is unable to recruit and retain a sufficient number of these employees, the Company’s ability to maintain and grow its business could be negatively impacted. If the Company is required to engage larger numbers of contracted personnel, its profit margins could be adversely affected. In addition, some of the Company’s contracts contain provisions requiring it to commit to staff a program with certain personnel the customer considers key to its successful performance under the contract. In the event the Company is unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and the Company may not be able to recover certain incurred costs.

A portion of our business depends upon obtaining and maintaining required security clearances, and our failure to do so could result in termination of certain of our contracts or cause us to be unable to bid or rebid on certain contracts.

Some U.S. government contracts require Company employees to maintain various levels of security clearances, and we may be required to maintain certain facility security clearances complying with U.S. government requirements.

Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. In addition, the U.S. Government has struggled with maintaining sufficient investigators to complete background and other security clearance investigations in a timely manner. If Company employees are unable to obtain or retain security clearances or if such employees who hold security clearances terminate their employment with the Company, the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon expiration. To the extent we are not able to engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could adversely affect our business.

In addition, we expect that some of the contracts on which we bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. A facility security clearance is an administrative determination that a particular facility is eligible for access to classified information or an award of a classified contract. A contractor or prospective contractor must meet certain eligibility requirements before it can be processed for facility security clearance. Contracts may be awarded prior to the issuance of a facility security clearance, and in such cases the contractor is processed for facility security clearance at the appropriate level and must meet the eligibility requirements for access to classified information. Our ability to obtain and maintain facility security clearances impacts our ability to compete for and perform U.S. government contracts, the performance of which requires access to classified information.

Our overall profit margins on our contracts may decrease and our results of operations could be adversely affected if materials and subcontract revenues grow at a faster rate than labor-related revenues.

Our revenues are generated both from the efforts of our employees (labor-related revenues) and from the receipt of payments for the cost of materials and subcontracts we use in connection with performing our services (materials and subcontract revenues). Generally, our materials and subcontract revenues have lower profit margins than our labor-related revenues. If our materials and subcontract revenues grow at a faster rate than labor-related revenues, our overall profit margins may decrease and our profitability could be adversely affected.

Our employees or subcontractors could engage in misconduct or other improper activities, which could cause us to lose customers or affect our ability to contract with the federal government.

Because we are a government contractor, should an employee or subcontractor commit fraud or should other misconduct occur, such occurrences could have an adverse impact on our business and reputation. Misconduct by employees, subcontractors or joint venture partners could involve intentional failures to comply with federal laws including: federal government procurement regulations; requirements for handling of sensitive or classified information; the terms of our contracts; or proper time-keeping practices. These actions could lead to civil, criminal and/or administrative penalties (including fines, imprisonment, suspension and/or debarment from performing federal government contracts) and harm our reputation.

Acquisitions could result in operating difficulties or other adverse consequences to our business.

One of our proposed key operating strategies is to selectively pursue acquisitions. Our acquisition strategy poses many risks, including:

•	we may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	we may not be able to compete successfully for identified acquisition candidates, complete acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	we may pay an above-market price for acquisitions and incur higher than expected acquisition costs;

•	future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;

•	we may have difficulty retaining an acquired company’s key employees or customers;

•	we may have difficulty integrating acquired businesses, due to difficulties such as incompatible accounting, information management, or other control systems;

•	we may have difficulty in maintaining customer, supplier, employee or other favorable business relationships of acquisition operations and restructuring or terminating unfavorable relationships;

•	ensuring sufficient due diligence prior to an acquisition and addressing unforeseen liabilities of acquired businesses;

•	failing to achieve anticipated business volumes;

•	acquisitions may disrupt our business or distract our management from other responsibilities; and

•	as a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.

Any of these factors could cause our acquisitions to perform poorly, and could adversely affect our business and financial results.

We expect to incur debt in the future for acquisitions, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

We incurred approximately $82 million in debt to fund a portion of the purchase price of the Business Combination (as defined below). We also have a revolving credit facility to fund some of our capital needs. We may incur additional indebtedness in connection with the execution of our strategy to expand the Company through acquisitions. The amount of our debt could have important consequences for holders of our stock, including, but not limited to:

•	our ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	we may be more vulnerable to economic downturns and rises in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and

•	we may be placed at a competitive disadvantage relative to other firms in our industry who do not have similar levels of debt.

Our debt agreements require us to comply with various restrictive covenants. These covenants may restrict our ability to incur additional debt, change the nature of our business, sell or otherwise dispose of assets, make acquisitions, and merge and consolidate with other entities. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. Failure to comply with such restrictive covenants may lead to default and acceleration under our new credit facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may adversely affect our financial condition.

Our ability to grow may be limited if we cannot obtain additional capital.

Our growth strategy includes pursuing strategic acquisitions. We believe that it may be difficult to fund acquisitions with cash from operating activities. As a result, we expect that the availability of debt or equity capital, which may or may not be available on favorable terms or at all, will be important. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms.

Our debt includes restrictive and financial covenants.

Our loan agreement requires us to comply with various restrictive covenants and contains financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan and debt agreements and may result in a cross-default under other debt agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under our debt agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect the results of operations and financial condition of the Company.

We may need to make significant capital expenditures to keep pace with technological developments in our industry.

The industries in which we participate are constantly undergoing development and change, and it is likely that new products and equipment will be introduced in the future. We may need to make significant expenditures to purchase new equipment and to train our employees to keep pace with any new technological developments. These expenditures could adversely affect our results of operations and financial condition.

The Defense Security Service (“DSS”) of the Department of Defense has determined that the Company is under foreign ownership, control or influence (“FOCI”), and has required the Company to operate under a mitigation arrangement in order to perform on U.S. classified contracts.

As long as our foreign ownership represents five percent or more of our voting power and the Company holds a facility security clearance, we will have to continue to disclose our ownership information to DSS. Based upon such disclosure, DSS determines whether the Company is under FOCI. According to the National Industrial Security Program Operating Manual (“NISPOM”), a company is under FOCI if a foreign person “has the power, direct or indirect, whether or not exercised, and whether or not exercisable through the ownership of the U.S. company’s securities, by contractual arrangements or other means, to direct or decide matters affecting the management or operations of that company in a manner which may result in unauthorized access to classified information or may adversely affect the performance of classified contracts.” Because a material percentage of our voting equity is owned by a non-U.S. entity, DSS currently considers us to be under FOCI. Because the Company has a facility security clearance and is a party to U.S. classified contracts, the Company is required to operate pursuant to a FOCI mitigation arrangement in order to be able to maintain the requisite facility security clearance, access classified information, and perform on U.S. classified contracts. Based on the minority foreign ownership of the Company, DSS has required a Security Control Agreement (SCA) in accordance with the NISPOM as the form of FOCI mitigation. Failure to comply with the obligations under our FOCI mitigation arrangement could result in our inability to maintain the requisite facility security clearance, access classified information, and perform on U.S. classified contracts.

Organized labor action or occupational health and safety laws and regulations could have a material adverse effect on our operations.

The security industry has been the subject of campaigns to increase the number of unionized employees. Although relationships between management and employees of acquired businesses may be good, assurances cannot be given on the likelihood that organized labor action may occur. Such organized labor actions and occupational health and safety laws could have a material adverse effect on our operations.

We are exposed to operational risks associated with operating internationally.

We conduct a portion our business in certain foreign countries, some of which are politically unstable or subject to military or civil conflicts. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

•	military conflicts, civil strife, and political risks;

•	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	import and export duties and value added taxes;

•	foreign exchange risk;

•	transportation delays and interruptions; and

•	uncertainties arising from foreign local business practices and cultural considerations.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business internationally, we cannot ensure that such measures will be adequate.

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.

Our international operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations in and deals with governmental customers in countries known to experience corruption, including certain emerging countries in the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

If we were to fail to comply with the FCPA or the applicable import-export control regulations, we could be subject to substantial civil and criminal penalties, and the possible loss of export or import privileges, which could have a material adverse effect on our business and results of operations.

The Company may be harmed by intellectual property infringement claims.

If our vendors or other third parties assert claims that we or our clients are infringing on their intellectual property, we could incur costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or third parties, which may not be available on commercially reasonable terms or at all; and

•	redesign our products and services that rely on the challenged intellectual property, which may be expensive or commercially impractical.

Any of these outcomes could adversely affect our operating results.

Goodwill and other intangible assets represent approximately 56% of our total assets and any impairment of these assets could negatively impact our results of operations.

As of December 31, 2015, goodwill accounted for approximately $114 million, or approximately 56%, of our recorded total assets. Under U.S. generally accepted accounting principles (GAAP), we review our goodwill for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. If goodwill becomes impaired, we will record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Our future taxable income may not be sufficient to realize our future tax benefits which could cause our deferred tax asset to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2015, we had approximately $3.4 million in net deferred tax assets. Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. If our future taxable income is insufficient to realize the future tax benefits and our deferred tax asset were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our deferred tax asset is determined, which may significantly reduce or eliminate our profits.

Other Risks Related to Our Stock

NASDAQ has delisted our shares from trading on its exchange which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.

Although at the time of our IPO in 2013 we met the applicable minimum initial listing standards set forth in the NASDAQ Listing Rules, our shares have since been delisted from NASDAQ (for non-compliance with the minimum round lot shareholder requirement), and we cannot assure you that our shares will be relisted on NASDAQ in the future. In order to relist our shares on NASDAQ , we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity ($2,500,000) and a minimum number of public stockholders (300 public holders).

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

On November 23, 2015, we received a letter from NASDAQ indicating the intent to suspend trading in the Company’s securities on The NASDAQ Capital Market, effective with the open of the market on November 25, 2015.

The NASDAQ decision was based on its stated view that the Company did not meet the minimum shareholder requirement set forth in NASDAQ Listing Rule 5550(a)(3). On February 10, 2016, the Company received correspondence from the NASDAQ’S Hearings Coordinator (“Hearings Coordinator”) indicating that on February 16, 2016, pursuant to the Hearing Coordinator’s obligations under NASDAQ Listing Rule 5830 and Rule 12d2-2 of the Securities Exchange Act, NASDAQ would issue a press release announcing the delisting of the Company’s securities.

Subsequent to NASDAQ delisting our shares from trading on its exchange, our shares are quoted in the over-the-counter market on the OTCQB. We could face material adverse consequences due to the delisting of our shares from NASDAQ, including:

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

Global Defense & National Security Systems Holdings, LLC, our sponsor (“Sponsor”) owns 4,246,462 shares of our Common Stock and the stockholders of the Predecessor, own 10,338,110 shares of our Common Stock. If our Sponsor or the Predecessor's stockholders sell, or the market perceives that our Sponsor or the Predecessor's stockholders intends to sell, a substantial portion of their beneficial ownership interest in us in the public market, the market price of our Common Stock could decline significantly. Although the shares held by our Sponsor and the Predecessor's stockholders are subject to lock-up periods, such lock-up periods will expire over the next year. Such sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

We entered into a registration rights agreement with our Sponsor concurrently with the closing of our IPO, and we entered into a registration rights agreement with the Predecessor’s stockholders in connection with the closing of the Business Combination. The registration and availability of such a number of securities for trading in the public market may have an adverse effect on the market price of our stock.

Concentration of ownership may have the effect of delaying or preventing a change in control.

Our Sponsor and the STG Stockholders own approximately 26.4% and 64.2% of our Common Stock, respectively. As a result, our Sponsor and the Predecessor's stockholders may have the ability to determine the outcome of corporate actions of the Company requiring stockholder approval. In addition, on the Closing Date (as defined below) and as a condition precedent for the closing of the Business Combination Agreement (as defined below), our Sponsor and the Predecessor's stockholders (collectively, the “Stockholder Group”) (each of our Sponsor and the Stockholder Group, an “Investor Party”) entered into a voting agreement (the “Voting Agreement”), pursuant to which, as long as each Investor Party beneficially owns at least 5% of our Common Stock, such Investor Party may designate one member to our board of directors. In addition, each Investor Party will support the other Investor Party’s designee for director. This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and our bylaws contain provisions that may delay or prevent an acquisition of our company or a change in our management. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	a classified board of directors;

•	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only be called at the board of director’s direction, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the company.

Although we believe these provisions of our certificate of incorporation, bylaws, and Delaware corporate law collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with us, they would apply even if stockholders consider the offer to be beneficial. In addition, these provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to document and test the effectiveness of its internal controls over financial reporting in accordance with an established control framework and to report on its management’s conclusion as to the effectiveness of these internal controls over financial reporting with respect to the business of the Company. In connection with the audit of our financial statements for the year ended December 31, 2015, our management and independent registered public accounting firm identified a material weakness in our internal control over financial reporting. The material weakness related to review and monitoring controls over the preparation of the Company’s income tax provision. As a result, several significant audit adjustments to our tax provision were identified during the course of the audit. Our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Management is taking steps to remediate the identified material weakness and strengthen our internal control over financial reporting. Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We can provide no assurance that our remediation efforts will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. The Company is required to provide management’s attestation on internal controls. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following October 29, 2018, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we must comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Changes in laws or regulations, or failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are and will continue to be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business and results of operations.

Our stock price is subject to volatility and could decline.

The price of our Common Stock may be volatile, and may fluctuate due to factors such as:

•	investor sentiment toward government contractors in general;
•	announcements concerning us or our competitors;
•	shortfalls in operating results from levels forecasted by securities analysts;
•	actual or anticipated fluctuations in our quarterly and annual results and those of its publicly-held competitors;
•	success of our competitors;
•	changes in the market’s expectations about our operating results;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our common stock available for public sale;
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•	investor sentiment toward companies with material indebtedness on their balance sheet; and
•	the general state of the economy and securities markets.

As a result, investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section.

In the past, securities class action litigation has, at times, been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	changes in contract type and profitability;

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion, or termination of contracts during any particular quarter;

•	timing of award or performance incentive-fee notices;

•	timing of significant bid and proposal costs;

•	timing of acquisition activities and the expensing of acquisition-related costs;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	fluctuations in staff utilization rates or penalties associated with not meeting staffing requirements; and

•	U.S. Federal Government shutdowns or temporary facility closings.

Reductions in revenue in a particular quarter could lead to lower profitability during that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue during that same quarter. We also may incur additional expenses when contracts expire, are terminated, or are not renewed.

In addition, payments due to us from U.S. Federal Government Agencies may be delayed due to billing cycles or as a result of failures of Government budgets to gain Congressional and administration approval in a timely manner. The U.S. Federal Government’s fiscal year ends September 30. If a Federal budget for the next Federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue during the fourth quarter of that calendar year or the first quarter of the subsequent year. The U.S. Federal Government’s fiscal year-end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Federal Government’s fiscal year-end would serve to increase our third- or fourth-quarter revenue but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

ITEM1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We lease office facilities used in our business. Our executive offices and principal operations are located at 11091 Sunset Hills Road, Suite 200, Reston, Virginia, where we occupy space under a lease that expires in 2020. We also lease space located in Arizona, South Carolina, and Virginia. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as needed.

ITEM 3.         LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

From October 24, 2013 through November 25, 2015, our common stock, par value $0.0001 per share, traded on the NASDAQ under the symbol “GDEF”. Commencing on November 25, 2015, our common stock traded on the OTC Pink Current Information tier of the over-the-counter market. The Company’s common stock now trades over the counter on the OTCQB under the symbol “STGG”. The following table sets forth, for the calendar quarter indicated, the high and low sale prices for the Company’s common stock as reported on the NASDAQ, or the OTC Pink Current Information tier, as applicable, all as adjusted for the stock dividend paid on November 30, 2015. Prior to the consummation of the Business Combination, the Company’s common stock was eligible for redemption in cash at a price of up to $10.63 per share without adjustments for stock dividends.

Quarter ended	High	Low
Year ended December 31, 2014
March 31, 2014	$8.72	$8.57
June 30, 2014	$9.08	$8.65
September 30, 2014	$9.23	$8.63
December 31, 2014	$8.85	$8.72
Year ended December 31, 2015
March 31, 2015	$8.90	$8.72
June 30, 2015	$9.11	$8.86
September 30, 2015	$9.11	$8.91
December 31, 2015	$10.90	$4.25

Holders

On January 29, 2016, there were 472 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, our ability to declare dividends may be limited by restrictive covenants contained in the Credit Agreement.

Use of Proceeds from Registered Offering

The Company consummated the IPO on October 29, 2013 and received net proceeds of approximately $73,545,000 which includes $7,215,000 received from the private placement of 721,500 shares to our Sponsor and $9,495,000 as a result of the underwriters’ exercise of the overallotment option.

At the July Extension Meeting and in accordance with our Charter, our stockholders redeemed 876,072 shares of Company Common Stock at a price of $10.55 per share, for a total redemption of approximately $9,242,560 that was effected on July 24, 2015 and paid from the IPO proceeds. In connection with the October Extension Meeting, on October 23, 2015, there were 3,209,123 shares redeemed at $10.61 per share. Shares redeemed at Closing of the Business Combination amounted to 2,031,383 at $10.63 per share ($21.6 million). Pursuant to the Business Combination Agreement, upon the effectiveness of the Business Combination, a portion of the Cash Consideration was paid using proceeds held in our Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth redemptions of shares of Company Common Stock made pursuant to the Company’s amended and restated certificate of incorporation in connection with the October Extension Meeting on October 23, 2015 and the consummation of the Business Combination on November 23, 2015:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

October 1, 2015 – October 31, 2015	3,209,123	$10.61	0	0
November 1, 2015 – November 30, 2015	2,031,383	10.63	0	0
December 1, 2015 – December 31, 2015	0	0.00	0	0

PART II

ITEM 6          SELECTED FINANCIAL DATA

The selected financial data for the period November 24, 2015 to December 31, 2015, the period January 1, 2015 to November 23, 2015 and for the years ended December 31, 2015, 2014, and 2013 have been derived from STG Group’s audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Upon completion of the Business Combination on November 23, 2015 (the “Closing Date”), the Company was identified as the acquirer for accounting purposes, and STG Group Holdings is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes STG Group Holdings as “Predecessor” for periods prior to the Closing Date. The Company was subsequently renamed STG Group, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of STG Group Holdings subsequent to the Business Combination on November 23, 2015. The acquisition was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of net assets acquired. See Note 2 of the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of the Business Combination. As a result of the application of the acquisition method of accounting as of the effective time of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.

The consolidated statements of operations data, consolidated statements of comprehensive income data and consolidated balance sheet data for the period January 1, 2015 to November 23, 2015 and for the years ended December 31, 2014 and 2013 are not comparable to the same information presented for the period November 24, 2015 to December 31, 2015. STG Group’s financial results are not comparable across periods primarily due to the change in depreciation and amortization expense that results from the new accounting basis of its property plant and equipment and intangible assets. The changes in these expenses affect the comparability of cost of sales, gross profit and selling and administrative expense between Predecessor and Successor periods.

The historical results presented below are not necessarily indicative of the results to be expected for any future period. This information should be read in conjunction with “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor	Years Ended December 31,
	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015	2014	2013
Contract Revenue	$17,300	$176,345	$209,727	$248,858
Cost of Revenue	11,702	120,989	141,925	172,685
Gross Profit	5,598	55,356	67,802	76,173
Operating Expenses Indirect and Selling Expenses	6,407	47,837	61,286	70,041
Impairment of Goodwill	0	2,064	5,117	1,655
Impairment of other Intangible Assets	0	906	1,811	0
Operating income (loss)	(809)	4,549	(412)	4,477
Other income (expense)
Other (expense) income	(132)	37	313	828
Interest expense	(898)	(57)	(70)	(126)
Income (loss) before income taxes	(1,839)	4,529	(169)	5,179
Tax Provision (benefit)	(1,585)	644	0	0
Net (loss) income	(254)	3,885	(169)	5,179
Net (loss) income per share available to common shareholder- Basic and Diluted	$(0.02)	$3,497	$(152)	$4,662
Weighted-average shares outstanding:
Basic and diluted	16,107,071	1,111	1,111	1,111
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,503	$2,184	$340	$155
Total assets	204,323	48,556	68,635	84,351
Long-term debt	72,447	0	0	0
Total liabilities	111,978	33,362	45,678	53,044
Total Stockholders’ equity	92,345	15,194	22,957	31,307

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the period November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the years ended December 2014 and 2013, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risk and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A, or in other parts of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular EBITDA and Adjusted EBITDA, which are not presented in accordance with GAAP. These non-GAAP financial measures are being presented because management believes that they provide readers with additional insight into the Company’s operational performance relative to earlier period and relative to its competitors. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.

On November 23, 2015, the Company (formerly known as Global Defense and National Security Systems, Inc.) and STG Group Holdings, Inc. (“STG Group Holdings”) completed a transaction in which the Company acquired 100 percent of the capital stock of STG Group Holdings, Inc. from its then owners (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to STG Group, Inc., and commenced trading of its common stock under the symbol “STGG” on the OTC Pink Current Information tier of the over-the-counter market. The Company’s common stock now trades over the counter on the OTCQB. This transaction is further described in Note 2 to the Company’s consolidated financial statements included herein.

Fiscal Year

The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month calendar end represents the end of a quarter. As a result, the number of work days may fluctuate between the various quarterly periods. We have combined our contract revenue and Adjusted EBITDA in the period November 24, 2015 to December 31, 2015 with STG Group’s contract revenue and Adjusted EBITDA in the period January 1, 2015 through November 23, 2015. Net sales and Adjusted EBITDA were not affected by acquisition accounting. Refer to Note 2 to the consolidated financial statements for additional information on acquisition accounting for the Business Combination.

Overview

The Company provides specialist cyber, software and intelligence solutions to U.S. government organizations with a national security mandate. Our solutions are integral to national security-related programs run by more than 50 U.S. government agencies, including the Department of Defense, the Intelligence Community, the Department of Homeland Security, the Department of State and other government departments with national security responsibilities. Our programs are predominantly funded from base budgets and are essential to the effective day-to-day operations of our customers.

Our operational strength and track record has been established in securing highly sensitive, mission-critical national security networks, solving complex technology problems in mission-critical contexts and providing decision makers with actionable intelligence from multiple data sources.

The Company specializes in three core areas of capability:

•	Cyber Security and Secure Information Systems — securing highly sensitive, mission-critical national security networks

•	Software Development, Systems and Services — solving complex problems in mission-critical contexts

•	Intelligence and Analytics — gathering and analyzing data from multiple sources to provide high quality, actionable intelligence across multiple contexts

Key Events

Business Combination. On November 23, 2015, the Company and STG Group Holdings completed the Business Combination in which the Company acquired 100% of the capital stock of STG Group Holdings from its then-current owners. In connection with the closing of the Business Combination, the Company changed its name to STG Group, Inc., and commenced trading of its common stock on the OTC Pink Current Information tier of the over-the-counter market. The Company’s common stock now trades over the counter on the OTCQB. This transaction is further described in Note 2 to the Company’s consolidated financial statements included herein.

The Company’s 2015 results for the period January 1, 2015 through November 23, 2015 and the period November 24, 2015 through December 31, 2015, were impacted by approximately $1 million and $2 million in transaction expenses directly related to the Business Combination. The Company also incurred $1.0 million and $0.8 million in increased amortization and interest expense, respectively, during the period November 24, 2015 to December 31, 2015 resulting from the identification of intangibles at fair value in acquisition accounting for the Business Combination and the Term Note issued to finance the combination. See Notes 2 and 7 to the Company’s consolidated financial statements included herein for further discussion of the Business Combination.

Key Financial Definitions

Contract Revenue. Contract Revenue reflect the Company’s sales of its services, software or material purchases. Several factors affect revenue in any period, including the contractual funding and timing of acquisitions and the purchasing habits of its customers.

Cost of Revenue. Cost of revenue includes all direct costs of providing services and products to the government. Such costs include direct labor, subcontract labor, software, hardware, materials, and travel. The largest component of cost of goods sold is labor.

Indirect and Selling Expenses. Indirect and selling expenses include all fringe related expenses, all management cost, sales and marketing, finance and administration, and quality expenses.

Impairment of Goodwill and Intangible Assets. As required by GAAP, when certain conditions or events occur, the Company recognizes impairment losses to reduce the carrying value of goodwill, other intangible assets, and property, plant and equipment. During the period from January 1, 2015 to November 23, 2015 and for the years ended December 31, 2014, and 2013, respectively, the Company recognized impairment losses related to goodwill and other intangible assets which arose from previous acquisitions.

Transaction-related expenses. Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

Interest expense. Interest expense consists of interest paid to the Company’s lenders under its line of credit revolving facilities and its term debt and amortization of deferred financing costs.

Other (expense) income. Other (expense) income is principally comprised of investment activity generated from the Rabbi Trust for the Company’s deferred compensation plan. As a result of the transaction, the deferred compensation plan had a triggering event under which participant balances on deposit were liquidated in January 2016.

Tax (benefit) provision. The Company’s tax provision is impacted by a number of factors, including the amount of taxable earnings derived in foreign jurisdictions with tax rates that are different than U.S. federal statutory rate, state tax rates in the jurisdictions where the Company does business, tax minimization planning and its ability to utilize various tax credits and net operating loss carry-forwards. Income tax expense also includes the impact of provision to return adjustments, changes in valuation allowances and changes in reserve requirements for unrecognized tax benefits.

Consolidated Results of Operations

	Successor	Predecessor	Years Ended December 31,
	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015	2014	2013
Contract Revenue	17,300	176,345	209,727	248,858

Cost of Revenue	11,702	120,989	141,925	172,685

Gross Profit	5,598	55,356	67,802	76,173

Indirect and Selling Expenses	6,407	47,837	61,286	70,041

Impairment of goodwill and intangible assets	0	2,970	6,928	1,655

Operating (loss) income	(809)	4,549	(412)	4,477

Interest Expense	(898)	(57)	(70)	(126)

Other income (expense), net	(132)	37	313	828

(Loss) income before income taxes	(1,839)	4,529	(169)	5,179

Tax (benefit) provision	(1,585)	644	0	0

Net (loss) income	(254)	3,885	(169)	5,179

November 24, 2015 through December 31, 2015 (Successor), January 1, 2015 through November 23, 2015 (Predecessor), and the year ended December 31, 2014. For the discussion below, the Successor and Predecessor periods have been combined to discuss results for the year ended December 31, 2015 as a whole.

Contract Revenue

Contract revenues was $193.6 million for the combined year ended December 31, 2015, a decrease of $16.1 million, or 7.6% compared to $209.7 million for the year ended December 31, 2014. The decrease in revenue is primarily due to three contracts, a Drug Enforcement Administration (DEA) contract which ended in June 2015, an Army contract which ended in August 2015, and an Intelligence Community contract which was completed and ended in September 2015.

The table below summarizes our revenue by customer for the year ended December 31, 2015 (Combined Successor and Predecessor Periods) and 2014.

	Year ended December 31,
Revenue by customer	2015		2014
	(in thousands, except percentages)

Department of Defense	$83,855	43%	$87,057	41%
Department of State	62,038	32%	65,591	31%
Department of Homeland Security	18,195	9%	15,902	8%
Intelligence Community	9,007	5%	13,132	6%
Drug Enforcement Administration	3,974	2%	9,971	5%
Other Federal Civilian	16,576	9%	18,074	9%
	$193,645		$209,727

The Department of Defense continues to be our largest customer with 43.3% of total revenue generated from this customer in the year ended December 31, 2015 compared to 41.5% of total revenue in the year ended December 31, 2014. Revenue by customer remained relatively consistent in the year ended December 31, 2015 compared to the year ended December 31, 2014, except for the loss of the Drug Enforcement Administration contract, the Army contract, and the loss of an Intelligence Community contract.

The table below summarizes our revenue by contract billing type for the years ended December 31, 2015 (Combined Successor and Predecessor Periods) and 2014.

	Year ended December 31,
Revenue by Contract Type	2015		2014
	(in thousands, except percentages)
T&M	$64,523	33%	$76,532	37%
Fixed price	58,858	30%	59,388	28%
CPFF	70,264	37%	73,807	35%
	$193,645		$209,727

Time-and-materials contract revenue decreased by $12.0 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in time-and-materials contract revenue was driven by loss of the DEA contract ending in the second quarter and the loss of the Army contract in the third quarter of 2015.

Our prime contract revenue percentage increased by 2% in the year ended December, 2015 compared to the year ended December 31, 2014.

The table below summarizes our revenue by prime and subcontract type for the years ended December 31, 2015 (Combined Successor and Predecessor Periods) and 2014.

	Year ended December 31,
Revenue – Prime and Subcontract	2015		2014
	(in thousands, except percentages)
Prime	$170,070	88%	$181,008	86%
Subcontract	23,575	12%	28,719	14%
	$193,645		$209,727

 STG continues to concentrate on to increasing its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise.

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the year ended December 31, 2015, direct expenses were $11.7 million for the period November 24, 2015 through December 31, 2015 and was $121 million for the period January 1, 2015 through November 23, 2015 compared to $141.9 million for the year ended December 31, 2014. The decrease of $9.2 million, or 6.4% was primarily a result of the Drug Enforcement Administration contract ending, the loss of an Army contract, and the ending of an Intelligence Community contract.

Gross profit was $5.6 million for the period November 24, 2015 through December 31, 2015 and $55.4 million for the period January 1, 2015 through November 23, 2015, compared to $68 million for the year ended December 31, 2014. The decrease of in gross profit during the year ended December 31, 2015 of $7.0M or 10.3% is primarily due to the loss of the DEA contract, the Army contract, and the Intelligence Community contract during 2015.

Indirect and Selling Expenses

Indirect and selling expenses were $6.4 million for the period November 24, 2015 to December 31, 2015 and $47.8 million for the period January 1, 2015 through November 23, 2015, compared to $61.3 million during the year ended December 31, 2014. The decrease of $7.1 million or 12% was due to management’s cost reduction efforts which included the relocation of the Corporate headquarters as well as personnel reductions.

During the period November 24, 2015 to December 31, 2015, the Company incurred $0.03 million in expense for share-based compensation related to new equity awards granted upon consummation of the Business Combination, for which no expense was incurred in prior periods. Selling and administrative expenses for the period November 24, 2015 to December 31, 2015, include $0.1 million and $0.9 million of incremental depreciation and amortization expense, respectively, and the period January 1, 2015 to November 23, 2015, which includes $0.8 million and $0.7 million respectively, compared to $1.2 million and $0.6 million of depreciation and amortization expense for the year ended December 31, 2014. The increase in intangible amortization is due to an increase in intangible assets from the business combination. Selling and administrative expenses also increased in the period November 24, 2015 to December 31, 2015, due to the incurrence of additional expense in personnel costs, board of director compensation and expenses, third party professional fees and public filing related expenses, which approximated $0.3 million for the period. Selling and administrative expenses during the period January 1, 2015 to November 23, 2015, included an expense of $0.7 million recognizing a loss on the sublease of space once the Company renegotiated its lease agreement and moved its Corporate Headquarters.

Additionally, for the period January 1, 2015 to November 23, 2015, the Selling and administration expenses included a charge of $1.1 million related to the disposal of fixed assets. This was primarily associated with moving its Corporate Headquarters and writing off undepreciated leasehold improvements. For the period November 24, 2015 to December 31, 2015, and for the year ended December 31, 2014, no losses on disposal of fixed assets were material.

The Company also expects to incur stock based compensation expense in order to incentivize key employees under the terms of the Company’s 2015 Omnibus Incentive Plan. The Company estimates that incremental annual public company costs will be between $2.0 million and $2.4 million on an annual run rate basis, excluding the cost of a CEO and CFO.

Impairment of Goodwill and Other Intangible Assets

In 2002, STG Group acquired DSTI and Seamast Incorporated (“Seamast”) as wholly-owned subsidiaries, which resulted in STG Group recording goodwill. Effective December 31, 2012, STG Group acquired Access Systems, which also resulted in STG Group recording additional amounts of goodwill. The Company’s goodwill balance consists of the following (in thousands):

	DSTI	Seamast	Access	Total

Balance, December 31, 2013, Predecessor	$2,098	$1,898	$5,820	$9,816
Impairment loss	(1,658)	-	(3,459)	(5,117)
Balance, December 31, 2014, Predecessor	440	1,898	2,361	4,699
Impairment loss	-	-	(2,064)	(2,064)
Balance, November 23, 2015, Predecessor	440	1,898	297	2,635
Elimination of predecessor goodwill	(440)	(1,898)	(297)	(2,635)
Acquisition of business	-	-	-	113,589
Balance, December 31, 2015, Successor	$-	$-	$-	$113,589

For the period from January 1, 2015 to November 23, 2015 and for the year ended December 31, 2014, the Company recorded impairment losses on Access Systems goodwill of $2.1 million and $3.5 million and impairment losses on Access Systems customer relationships of $0.9 million and $1.8 million, respectively. Additionally, for the year ended December 31, 2014, the Company recorded an impairment loss related to its previous acquisition of Decision Systems Technologies, Inc. (DSTI) of $1.7 million. The primary methods used to measure the impairment losses for DSTI and Access Systems were the income method and the market approach. The impairment loss is primarily due to declining revenues and future cash flows generated for the DSTI and Access Systems reporting units.

Operating Income (Loss)

Operating income was $3.7 million for the year ended December 31, 2015 compared to ($0.4) million in the year ended December 31, 2014.

The decrease in indirect and selling expenses was partially offset by a decrease in revenue and gross profit in the year ended December 31, 2015 compared to the year ended December 31, 2014. The impairment loss of goodwill and other intangible assets decreased the operating income in the Predecessor’s third quarter by $3.0 million.

Other Income (Expense)

Other (expense) income was ($0.1) million for the period November 24, 2015 to December 31, 2015 and $.03 for the period January 1, 2015 to November 23, 2015, and was $0.3 million for the year ended December 31, 2014. Other income (expense) is primarily generated by market performance of the investments of the assets held in trust securing the Company’s deferred compensation plan.

Interest Expense

Interest expense was $0.9 million for the period November 24, 2015 to December 31, 2015 and was $0.1 million for the period January 1, 2015 to November 23, 2015. Interest expense was $0.1 million in 2014. Interest expense for the period November 24, 2015 to December 31, 2015 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.

(Loss) Income before Income Taxes

(Loss) income before income taxes was $(1.8) million for the period November 24, 2015 to December 31, 2015 and $4.5 million for the period January 1, 2015 to November 23, 2015, compared to a loss of ($0.2) million in 2014. The decrease in income before income taxes is primarily due to transaction-related expenses as well as increases in selling and administrative expenses from being a public company as a result of the transaction. The loss in 2014 was primarily due to impairment related charges around the Company’s goodwill and intangible asset balances from previous acquisitions.

Tax Provision (Benefit)

The tax provision (benefit) was ($1.6) million for the period November 24, 2015 to December 31, 2015 and $0.6 million for the period January 1, 2015 to November 23, 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. Due to a change from a cash basis to accrual basis in the S Corporation period the predecessor company incurred higher state taxes in jurisdictions that tax S Corporations. As a result, pre and post-acquisition income tax related expenses will not be comparable.

STG Group, excluding operations in the Netherlands and Qatar conducted through STG Netherlands, B.V. (“STG Netherlands”) and STG Doha, LLC (“STG Doha”), respectively, elected previous to the Business Combination to be treated as an S corporation under Subchapter S of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders separately accounted for their pro-rata share of STG Group’s items of income, deductions, losses and credits.

STG Netherlands and STG Doha are in jurisdictions that do not recognize S corporations. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment.

In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S-Corporation to a C-Corporation. Prior to this, for the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, STG Group, generally did not incur corporate level income taxes, exclusive of certain state level jurisdictions. In lieu of corporate income taxes, the Predecessor's stockholders separately accounted for their pro-rata share of STG Group’s income, deductions, losses and credits. Therefore, the Company recognized corporate level deferred tax assets and liabilities for solely the Successor period. In addition, the Company released a valuation allowance against its deferred tax assets in the amount of $1.05 million following the Business Combination due to an assessment that it was more likely than not that these deferred tax assets would be realized.

The consolidated entity was able to recognize a deferred tax asset of $1.7 million due to the tax amortization treatment of the start-up costs and the payout of the deferred compensation balances on January 25, 2016. Further, upon change to a C-Corporation, our taxable income generated from our operational activities is subject to an effective tax rate in excess of 35% for both Federal and State taxes.

Net (Loss) Income

For the reasons described above, net (loss) income was $(0.3) million for the period November 24, 2015 to December 31, 2015 and $3.9 million for the period January 1, 2015 to November 23, 2015, compared to ($0.2) million for the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.

Contract Revenue. Contract revenue decreased to $212.8 million in 2014 from $248.9 million in 2013. This decrease of $(39.2) million or (15.7%) is due to the loss of contracts from the Department of State and Department of Defense. The decline in the revenue from Access projects, the expiration of STG Groups’ work on a U.S. Army program, and the reduction in scope of its Army Research Lab contract represented a 14% decline in work performed for STG Group’s two largest customers.

Direct Expenses. Direct Expenses were $141.9 million for the year ended December 31, 2014, compared to $172.6 million for the year ended December 31, 2013. The decrease of $30.7 million or 17.8% during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a drop in direct labor and other direct costs due to the expiration of various Access Systems contracts, the reduced scope of an Army Contract, and the termination of an Army contract.

Gross Profit. Gross profit was $67.8 million for the year ended December 31, 2014, compared to $76.2 million for the year ended December 31, 2013. The decrease of $8.4 million or 11.0% in gross profit during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the expiration of various Access Systems Contracts, the reduction in scope of an Army Contract, and the termination of an Army Contract.

Indirect and Selling. Indirect and selling expenses were $61.3 million for the year ended December 31, 2014, compared to $70.0 million during the year ended December 31, 2013. The reduction of $8.7 million or 12.4% in cost during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to Company initiatives to drive efficiencies throughout the business. In addition to subleasing excess space, a reduction in force (RIF) was put in place to generate cost savings for which were expected to be experienced in 2015 and beyond.

Impairment of Goodwill and Other Intangible Assets. Impairment of goodwill and other intangible assets resulted from charges taken against both a 2002 acquisition of DSTI and its 2012 acquisition of Access Systems, Inc. For the years ended December 31, 2014 and 2013, STG Group recorded an impairment loss on Access’ goodwill of $3.5 million and $1.7 million, respectively, an impairment loss on DSTI’s goodwill of $1.7 million for the year ended December 31, 2014, and an impairment loss on Access customer relationships of $1.8 million for the year ended December 31, 2014, primarily due to declining profits on contracts. The primary methods used to measure the impairment losses for DSTI and Access were the income method and the market approach. The key reason for the impairment is due to declining revenues and future cash flows generated for the DSTI and Access reporting units.

At December 31, 2014, STG Group recorded an impairment loss on its customer relationships of $1.8 million. No indicators of impairment were identified as of December 31, 2013.

STG Group had elected to perform its annual analysis at the end of its reporting year at the reporting unit level and has identified three acquisitions resulting in goodwill: DSTI, Seamast, and Access. At December 31, 2014 and 2013, STG recorded an impairment loss for goodwill of $5.1 million and $1.7 million, respectively.

Interest expense. Interest was incurred on the revolving credit facility used to help manage abnormal cash flow from time-to-time. As of December 31 2014 and 2013, the balance under the revolving credit facility was $13.5 million and $20.0 million respectively, but the balance was reduced to zero within the first half of the following year. The balance remained at zero for most of the year and the revolving line-of-credit only called upon when required for mobilization of new projects or unusual events. The interest expense incurred was less than $0.1 million in both periods.

Other income-net. Other income was $0.3 million for the year ended December 31, 2014, and was $0.8 million for the year ended December 31, 2013. Other income is primarily generated by the assets held in trust securing the Company’s deferred compensation plan.

(Loss) income before income taxes. (Loss) income before income taxes was $(0.2) million for the year ended December 31, 2014, compared to $5.2 million in 2013. The decrease in income before income taxes is primarily due to impairment of goodwill and intangible assets of $6.9 million related to the Access acquisition from 2012.

Tax provision (benefit). There was no tax provision (benefit) for the years ended December 31, 2014, and December 31, 2013, respectively. Excluding STG Netherlands and STG Doha, the predecessor company was an S Corporation under Subchapter S of the Internal Revenue Code, which provides that, in lieu of corporate income taxes, the stockholders separately accounts for their pro-rata share of STG Group items of income, deductions, losses and credits. As a result, pre and post-acquisition tax expenses will not be comparable.

Net (loss) income. For the reasons described above, net (loss) income was $(0.2) million for the year ended December 31, 2014, compared to $5.2 million for the year ended December 31, 2013.

Key Measures the Company Uses to Evaluate Its Performance

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment.

The Company defines Adjusted EBITDA as EBITDA, excluding the impact of operational restructuring charges and non-cash or non-operational losses or gains, including long-lived asset impairment charges, formal cost reduction plans, excess and unutilized accruals, transactional legal fees, other professional fees and retention employee bonuses.

Management believes that Adjusted EBITDA provides a clear picture of our operating results by eliminating expenses and income that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its core business areas. Our internal plans, budgets and forecasts use Adjusted EBITDA as a key metric and the Company uses this measure to evaluate its operating performance and core business operating performance and to determine the level of incentive compensation paid to its employees. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company’s operating performance required by U.S. GAAP. Our definition of Adjusted EBITDA used here may not be comparable to the definition of Adjusted EBITDA used by other companies. A reconciliation of income from net income to Adjusted EBITDA is as follows:

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (unaudited)

	Successor	Predecessor	Year Ended December 31,
	November 24 Through December 31, 2015	January 1, 2015 Through November 23, 2015	2014	2013

Net (loss) income	$(254)	$3,885	$(169)	$5,179
Income tax (benefit) expense*	(1,585)	644	346	394
Interest Expense	898	57	70	126
Amortization of loan issuance cost	119	0	0	0
Depreciation and Amortization	57	842	1,179	1,162
Amortization of intangibles	852	710	625	1,633
Impairment of Goodwill	0	2,064	5,117	1,655
Impairment of other intangible assets	0	906	1,811	0
EBITDA	$87	$9,108	$8,979	$10,149
Adjustments to EBITDA
CEO Expenses (1)	$13	$1,805	$3,466	$4,826
Excess rent expenses (2)	0	777	1,212	1,739
Excess business development costs (3)	0	0	2,281	2,733
Discontinued operations	0	0	1,529	3
Employee terminations and related costs (4)	468	2,602	2,755	801
Accruals and reserve adjustments (5)	0	0	(246)	514
Acquisition Costs (6)	1,194	1,394	0	0
Losses recognized on sublease agreements (7)	0	703	0	0
Write off of leasehold improvements associated with the office move (8)	0	1,125	0	0
Cost plus contracts revenue adjustments (9 and 10)	0	0	(1,554)	(1,180)

Adjusted EBITDA	$1,762	$17,514	$18,422	$19,585

(1)	Salary, bonus and miscellaneous expenses directly related to Simon Lee, the Owner and Chairman of STG Group, and certain other family members. Management considers these expenses to be non-recurring, as Mr. Lee is now Chairman of the Board and the family members have been terminated at closing and are no longer active employees with the Company. The compensation costs of STG Group’s president are included in the historical results.

(2)	Cost incurred for excess unutilized lease space as well as the cost savings realized in the reduction in the price per square foot of STG Group’s new facility in July 2015.

(3)	To reflect a plan implemented in 2014 to reduce the costs associated with an internal STG Group group that had been eliminated and reduce the business development expenses to their level following implementation of the reduction plan.

(4)	Salary, fringe, bonus and severance for terminated employees included in three separate reductions in force in 2013, 2014 and 2015.

(5)	Reversal of excess accrual estimate and unutilized provisions in the periods when the expenses were initially reflected in the financial statements.

(6)	Transaction costs associated with the Business Combination.

(7)	Losses recognized on subleases.

(8)	Write off of leasehold improvements related to the relocation of the corporate headquarters.

(9)	To adjust for the revenue effect of the above adjustments on cost-plus contracts.

(10)	For both periods presented for 2015 there is no adjustment to revenue related to indirect rate impact.

*Income tax expense in 2014 and 2013 relates to tax payments made in jurisdictions where the Company files as if it were a C Corporation for tax purposes (i.e. the District of Columbia). These expenses were included in indirect and selling costs in those years.

Backlog

Backlog, both funded and unfunded at, December 31, 2015, 2014 and 2013, is as follows:

	December 31,
Backlog	2015	2014	2013
Funded and Unfunded	$252,708	$378,369	$431,249

All of our existing contracts may have funded and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under ID/IQ contracts, except to the extent that task orders have been awarded to the Company under those contracts.

The Company defines total backlog as the amount of revenue it expects to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that management reasonably believes will be exercised, in each case from signed contracts in existence as of the measurement date. The Company also includes in backlog its estimates of revenue from future delivery orders on requirements and ID/IQ contracts. At times, our estimates of future revenue on such contracts are less than the contract ceiling.

The Company defines funded backlog as the portion of its total backlog for which funding is currently appropriated and obligated to it under a signed contract or task order by the purchasing agency, or otherwise authorized for payment to the Company by a customer upon completion of a specified portion of work. Our funded backlog does not include the full potential value of our contracts, because Congress often appropriates funds to be used by an agency for a particular program or contract only on a yearly or quarterly basis, even though the contract may call for performance over a number of years. As a result, contracts typically are only partially funded at any point during their term, and all or some of the work to be performed under the contracts may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. Unfunded backlog is primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria. Our established funding criteria require both authorizations by the customer as well as our management’s determination that there is little or no risk of the authorized funding being rescinded. For example, option years on an existing contract are within the customer’s budgetary and procurement plans and represent their plans to continue work on the contract. Those option years are not constituted as “funded backlog” until the customer provides written authorization for work within that period of performance, which is usually expressed in one year terms.

Our funded and unfunded backlog estimates are determined by analyzing a number of key factors and attributes for executed contracts, task orders or delivery orders. Based upon the result of our analysis we establish the expected revenue value for each of those contracts, task orders or delivery orders and report those results on a consolidated basis. We may not realize the full amount of our backlog, which could lower future revenue. See “Risk Factors — Risks Related to the Business, Operations and Industry.”

There can be no assurance that our existing contracts will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in our backlog may never occur or may change because a program schedule could change, the program could be cancelled, a contract could be reduced, modified, or terminated early, whether for the convenience of the government or otherwise; or an option that we had assumed would be exercised could not be exercised. The primary risks that could affect timing and recognition of backlog-related contract revenue include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; U.S. government cost cutting initiatives and other efforts to reduce spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under “ Risk Factors — Risks Related to the Business, Operations and Industry .” We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition, results of operations and ability to satisfy our financial obligations and grow our business and we may not realize the full amount of our backlog, which could lower future revenue.

Liquidity and Capital Resources

Background

For the Predecessor period ended November 23, 2015 and in prior years, the Company has not been leveraged other than its revolving credit facility which in the past has been used to provide working capital, mobilize new project wins, and cover abnormal fluctuations in the cash receipts and payments.

On November 23, 2015, the Company, together with STG Group Holdings, STG, Inc., and Access Systems entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto from time to time, MC Admin Co LLC (the "Lender"), as administrative agent, PNC Bank, National Association, as collateral agent (the “Collateral Agent”), and MC Admin Co LLC, as lead arranger. The Company served as the initial borrower of the term loans under the Credit Agreement, and STG, Inc. and Access Systems (collectively, the “Borrowers”) each immediately assumed all obligations of the Company under the Credit Agreement as if they had originally incurred them as borrowers. The Company and STG Group Holdings have each guaranteed Borrowers’ obligations under the Credit Agreement.

Each of the Revolving Loan and the Term Loan matures on November 23, 2020.

As of December 31, 2015, the Company had $8.5 million of available cash, $15 million of additional borrowings available under the revolving credit facility and up to $90 million available under the uncommitted accordion facility to be used to fund acquisitions (subject to additional lender commitments).

As of December 31, 2014, the Company had $0.3 million of available cash, $16.5 million of additional borrowings available under its prior revolving credit facility (the now terminated line of credit with Bank of America).

Indebtedness

In connection with the consummation of the Business Combination, all indebtedness under STG Group’s prior credit facility was repaid in full and the agreement was terminated. The Company replaced the prior credit facility and entered into a new facility (the Credit Agreement) with the Lender.

The Credit Agreement provides for:

(a) a term loan in an aggregate principal amount of $81.75 million

(b) a $15 million asset-based revolving line-of-credit

(c) an uncommitted accordion facility to be used to fund acquisitions of up to $90 million.

Concurrent with the consummation of the Business Combination, the full amount of the term loan was drawn and there were no amounts drawn on the other two facilities. Each facility matures on November 23, 2020. The Company recorded $6.2 million of debt issuance costs in connection with the new facility as a reduction to the carrying amount of the new term loan. These costs will be amortized using the effective interest method over the life of the term loan.

The principal amount of the term loan amortizes in quarterly installments which increase after each annual period. The quarterly installments range from 0.625% to 2.500% of the original principal amount and are paid through the quarter ending September 30, 2019. The remaining unpaid principal is due on the maturity date of November 23, 2020.

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of December 31, 2015 was 8.8%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

The interest rate per annum for electing the Eurodollar Rate will be equal to the sum of 7.80% plus the Eurodollar Rate, which is equal to the highest of: (a) the amount calculated by dividing (x) the rate which appears on the Bloomberg Page BBAM1, or the rate which is quoted by another authorized source, two business days prior to the commencement of any interest period as the LIBOR for such an amount by (y) a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) and; (b) 1.00%.

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15,000,000 and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement.

Future annual maturities of long-term debt outstanding at December 31, 2015 are as follows (in millions):

Year Ending December 31,

2016	$2.55
2017	4.50
2018	6.34
2019	6.13
2020	61.72
$81.24

Consolidated Condensed Statements of Cash Flows for the Period November 24, 2015 to December 31, 2015 (Successor), January 1, 2015 to November 23, 2015 (Predecessor), 2014 (Predecessor) and 2013 (Predecessor)

	Successor	Predecessor
(in millions)	November 24, 2015 to December 31, 2015	January 1, 2015 to November 23, 2015	Year Ended, December 31, 2014	Year Ended, December 31, 2013

Cash flows (used in) provided by operating activities	(9.60)	34.42	13.99	11.75

Cash flows (used in) provided by investing activities	(69.23)	(1.38)	(1.28)	(0.84)

Cash flows (used in) provided by financing activities	78.95	(31.20)	(12.53)	(11.18)

Net increase (decrease) in Cash and cash equivalents	0.12	1.84	0.18	(0.27)

Cash and cash equivalents at the beginning of the period	8.38	0.34	0.16	0.43

Cash and cash equivalents at the end of the period	8.50	2.18	0.34	0.15

Depreciation and amortization	1.03	1.55	1.80	2.80

Capital expenditures	(0.01)	(1.38)	(1.28)	(0.84)

Period November 24, 2015 through December 31, 2015 (Successor) and the period January 1, 2015 to November 23, 2015 (Predecessor) compared to the Year Ended December 31, 2014

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

In the period November 24, 2015 to December 31, 2015, cash flows used in operating activities were ($9.6) million. The cash flows used in operating activities were significantly impacted by (a) a net loss of ($0.3) million, (ii) payments for accrued payroll and payroll related liabilities of ($4.3) million, and (iii) payments of accounts payable and accrued expenses of ($6.4) million, which included $2.8 million of accrued transaction costs and professional service fees, and (iiv) partially offset by a net increase in cash due to changes in accounts receivable of $1.5 million.

In the period January 1, 2015 to November 23, 2015, cash flows provided by operating activities were $34.4 million. The cash flows provided by operating activities were significantly impacted by the (i) net income of $3.9 million and (ii) improved accounts receivable collections for $13.2 million, (iii) increases in accounts payable and accrued expenses of $9.3 million which included accrued transaction costs and professional fees incurred by the Company related to the Business Combination and paid upon consummation of the Business Combination. (iii) operating income included $3.0 million in non-cash impairment loss charges related to goodwill and intangible assets, (iv) a $1.1 million one-time non-cash loss incurred on capitalized leasehold improvements written off due to the Company moving premises in the period ended November 23, 2015, and (v) a, $0.7 million one-time lease termination cost associated with subletting two floors on a previous premises at a loss to maturity of the agreement There was an increase of $20.4 million over the prior year. Interest per annum remained consistent with that for the same period in 2014.

For the year ended December 31, 2015 (which includes the predecessor and successor periods), the Company had cash collections of $160.9 million of the or 83.1% of revenue in 2015. For the year ended December 31, 2014, the Company collected cash of $162.2 million which was 77.2% of revenue recognized in 2014 The Company improved its cash collections as a percent of revenue recognized in 2015 versus 2014. The Company continues to develop efficiencies to maximize cash realization.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing twelve-month revenue. Days sales outstanding decreased by 19 days from 85 days as of December 31, 2014, to 66 days as of December 31, 2015. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables.

Cash used in investing activities

In the period November 24, 2015 to December 31, 2015, cash flows used in investing activities were ($69.2) million. The cash flows used in investing activities were primarily the result of the acquisition of the Company for $69.2 million, net of $2.2 million of cash acquired.

In the period January 1, 2015 to November 23, 2015, cash flows used in investing activities were ($1.4) million. The cash flows used in investing activities were primarily the result of investing in equipment and software, and leasehold improvements of $1.4 million primarily the result of the Company’s headquarters relocation.

Cash used in financing activities

In the period November 24, 2015 through December 31, 2015, cash flows provided by financing activities were $78.9 million. The cash flows provided by financing activities were primarily the result of (i) net proceeds from the Term Loan on our new Credit Facility of $81.8 million, partially offset by debt issuance costs of ($6.4) million,(ii) redemption of redeemable common stock of ($21.6) million, (ii) net proceeds from the issuance of common stock of $11.0 million, partially offset by payments of deferred underwriters fees of ($1.9) million (iv) repayment of notes to the Sponsor of ($5.0) million and (v) repayment of the first installment of principal under the Term Loan of ($0.5) million.

In the period January 1, 2015 to November 23, 2015, cash flows used in financing activities were ($31.2) million. The cash flows provided by financing activities were primarily the result of (i) repayment of the prior revolving credit facility at November 23, 2015 of ($13.5) million, (ii) decrease of outstanding checks in excess of the bank balance of ($6.1) million, (iii) distributions to the Predecessor’s stockholders of ($9.0) million, and the issuance of a note receivable of ($2.5) million.

Depreciation and Amortization

Depreciation and amortization totaled $1.0 million and $1.6 million for the period November 24, 2015 through December 31, 2015 and the period January 1, 2015 to November 23, 2015, respectively, compared with $1.8 million for the year ended 2014. The $0.8 million increase in 2015 was primarily caused recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0.01 million and $1.4 million for the period November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015, respectively. Capital Expenditures totaled $1.3 million for year ended December 31, 2014. Capital expenditures were at higher levels in 2015 related to the build out for the Company’s new headquarters. In 2014, the expenditure related to leasehold build out cost for the Company’s old headquarters as it was reorganized to enable subleasing.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0 million, $0.2 million, $0.3 million, and $0.4 million for the periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015 and the years ended December 31, 2014 and 2013, respectively.

Debt and Covenant Compliance

Our debt agreement requires payment of administrative fees, interest, and for the Company to be in compliance with certain financial covenants, including Quarterly EBITDA, Fixed Charge Coverage Ratio, Senior Secured Leverage Ratio, as well as restrictions on the amount of outstanding liens, sale of assets, payment of dividends, other indebtedness, and investments. The Company was in compliance at December 31, 2015.

The Combined Periods for the Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

In the year ended December 31, 2015, cash flows used in operating activities were $24.8 million. The cash flows used in operating activities were significantly impacted by (a) the consolidated net income of $3.6 million, (ii) payments for accrued payroll and payroll related liabilities of ($2.7) million, and (iii) payments of accounts payable and accrued expenses of $2.9 million, (iv) partially offset by a net increase in cash due to changes in accounts receivable of $14.7 million.(v) operating income included $3.0 million in non-cash impairment loss charges related to goodwill and intangible assets, (vi) a $1.1 million one-time non-cash loss incurred on capitalized leasehold improvements written off due to the Company moving premises during 2015, and (vii) a, $0.7 million one-time lease termination cost associated with subletting two floors on a previous premises at a loss to maturity of the agreement There was an increase of $24.8 million over the prior year.

For the year ended December 31, 2015 (predecessor and successor periods), the Company had cash collections of $160.9 million of the or 83.1% of revenue in 2015. For the year ended December 31, 2014, the Company collected cash of $162.2 million which was 77.2% of revenue recognized in 2014. The Company improved its cash collections as a percent of revenue recognized in 2015 versus 2014. The Company continues to develop efficiencies in an effort to maximize cash realization.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing twelve-month revenue. Days sales outstanding decreased by 19 days from 85 days as of December 31, 2014, to 66 days as of December 31, 2015. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables.

The Company may use its New Revolving Loan or any new sources of borrowings, as needed, to fund its anticipated cash requirements and the Company currently expects that it will not maintain a balance on the New Revolving Loan for extended periods.

Cash used in investing activities

In the combined year ended December 31, 2015, cash flows used in investing activities were ($71.7) million. The cash flows used in investing activities were primarily the result of the acquisition of the Company for $71.7 million, net of $2.2 million of cash acquired. The cash flows used in investing activities were primarily the result of investing in equipment and software, and leasehold improvements for $1.4 million primarily the result of the Company’s headquarters relocation compared to cash flows used in investing activities in 2014 of ($1.3) million which was mainly a result of leasehold build out cost of the Company’s old headquarters during 2014.

Cash used in financing activities

For the combined period ending December 31, 2015, cash flows provided by financing activities were $28.7 million. The cash flows provided by financing activities were primarily the result of (i) net proceeds from the Term Loan on our new Credit Facility of $81.8 million, partially offset by debt issuance costs of ($6.4) million, (ii) redemption of redeemable common stock of ($21.6) million, (iii) net proceeds from the issuance of common stock of $11.0 million, partially offset by payments of deferred underwriters fees of ($1.9) million (iv) repayment of notes to the sponsor of ($5.0) million (v) repayment of the first installment of principal under the Term Loan of ($0.5) million, (vi) repayment of the previous revolving credit facility of ($13.5) million, (vii) decrease of outstanding checks in excess of the bank balance of ($6.1) million, and (viii) distributions to the Predecessor’s stockholders of ($9.0) million.

Depreciation and Amortization

Depreciation and amortization totaled $2.6 million for the year ended December 31, 2015 compared with $1.8 million for the year ended 2014. The $0.8 million increase in 2015 was primarily caused recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $1.4 million for the year ended December 31, 2015. Capital Expenditures totaled $1.3 million for year ended December 31, 2014. Capital expenditures were at higher levels in 2015 related to the build out for the Company’s new headquarters. In 2014, the capital expenditures related to leasehold improvements to renovate the Company’s old headquarters to be able to sublease the facility.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0.2 million, $0.3 million, and $0.4 million for the combined year ended December 31, 2015 and the years ended December 31, 2014 and 2013, respectively.

Debt and Covenant Compliance

Our debt agreement requires payment of administrative fees, interest, and for the Company to be in compliance with certain financial covenants, including Quarterly EBITDA, Fixed Charge Coverage Ratio, Senior Secured Leverage Ratio, as well as restrictions on the amount of outstanding liens, sale of assets, payment of dividends, other indebtedness, and investments. The Company was in compliance at December 31, 2015 and with the prior credit agreement at December 31, 2014, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered. In the year ended December 31, 2014, STG Group generated $14 million in cash from operations compared to the $11.8 million of cash generated for 2013.

The Company computes accounts receivable DSO based on trailing twelve-month revenue. Days sales outstanding decreased by 5 days from 71 days as of December 31, 2014, to 66 days as of December 31, 2014. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables.

Cash used in investing activities

Cash used in investing activities in 2014 was $1.2 million primarily for purchasing property, plant and equipment, compared to $0.8 million in 2013.

Cash used in financing activities

Revolving line-of-credit facility which was terminated with the completion of the Business Combination on November 23, 2015.

STG Group maintained a bank line-of-credit agreement (facility), whereby STG Group could borrow up to the lesser of either (1) the sum of its billed accounts receivable and unbilled accounts receivable, less the balance in its doubtful accounts; or (2) $30 million at December 31, 2014. This facility was a revolving line-of-credit and STG Group could borrow during the availability period, subject to terms and conditions of the facility. Borrowings under this facility were secured by all assets of STG Group. This facility interest rate was LIBOR plus 175 basis points (186 basis points and 192 basis points at December 31, 2014 and 2013, respectively). STG Group also maintained an uncommitted guidance facility of $30.0 million, which could be used with the bank’s approval to finance future transactions. The bank line-of-credit agreement called for administration fees and required STG Group to be in compliance with certain financial covenants. STG Group was in compliance with all financial covenants as of December 31, 2014 and 2013.

As of December 31, 2014 and 2013, STG Group had no outstanding borrowings on the line-of-credit of $13.5 million and $20.0 million, respectively. STG Group was not reliant on the line-of-credit on a daily basis to support its operational activities, but predominantly used it at year end when billing and collection of cash slowed down to manage tax efficiencies.

During 2014 and 2013, distributions of $8.2 million and $11.1 million were paid to the stockholders of STG Group. This represents an amount in excess of the operating income for each of 2014 and 2013.

Off-Balance Sheet Arrangements

Company accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. The Company has no off-balance sheet financing arrangements other than operating leases and a corresponding letter of credit previously issued under STG Group’s terminated credit facility. At December 31, 2015, the lease was secured by a cash security deposit of $355,433; however, at December 31, 2014, 2013, and 2012 a letter of credit had been issued and was outstanding for $806,250 for each year, respectively. The Company has no relationship with any unconsolidated or special purpose entity and has not issued any guarantees.

Capital Resources

The Company believes that its cash balances, operating cash flows, and funds available under debt agreement, will, when taken together, provide adequate resources to fund operations, acquisitions, future expansion opportunities, and capital expenditures for at least twelve months, as well as to meet the covenants in the revolving credit facility and to make required payments.

Short-term borrowings

When required for working capital purposes, the Company borrows funds under a line of credit which is part of its debt agreement. Our revolving credit facility borrowings bear interest at U.S. LIBOR plus 8 percent (as of December 31, 2015).

We may use our revolving credit facility or any new sources of borrowings, as needed, to fund our anticipated cash requirements. We currently expect that we will not maintain a balance on the revolving credit facility for extended periods.

If the federal government were to implement further changes to its current payment practices, as a result of sequestration, budget cuts, policy changes, government shut downs, or otherwise, we might have to use our revolving credit facility or new credit agreement, as applicable to a more significant extent as currently expected. Delays in the government payment cycle could adversely affect our short-term cash flows and increase our interest expense if we need to use our revolving credit facility or Credit Agreement, as applicable, to borrow larger amounts more frequently than we have in the past or currently plan to do in the future.

The following table summarizes the activity under STG Group’s prior revolving credit facility for the years ended December 31, 2015, 2014 and 2013, not including issued and outstanding letters of credit:

		Year Ended December 31,
Short term borrowings	2015	2014	2013
		(in millions)
Balance – beginning of period	$13.5	$20.0	$23.5
Net revolving credit facility repayments	(13.5)	(6.5)	(3.5)
Net change in revolving credit facility balance payable	$0	$13.5	$20.0

Contingent obligations

From time to time we may be involved in litigation in the normal course of our business. Our management does not expect that the resolution of these matters would have a material adverse effect on our business, operations, financial condition or cash flows.

We have no other contingent obligations.

Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of December 31, 2015 and 2014, amounts due from this entity totaled $0.02 million and $0.01 million, respectively. The Company recorded revenue of $0.01 million and $0.11 million, respectively, for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015 and $0.08 million for the year ended December 31, 2014.

As of December 31, 2014, amounts due to this entity relating to work performed under subcontracts totaled $0.10 million. The Company also recorded direct costs of $0.02 million for the period from January 1, 2015 through November 23, 2015, and $0.14 million and $0.44 million for the years ended December 31, 2014 and 2013, respectively, relating to such work performed.

On September 15, 2015, the Company issued a note receivable to the Predecessor’s stockholder for $2.5 million. The note bore interest at 2.35%. The principal and accrued interest was payable in full on the earlier of December 31, 2015 or the closing of the Business Combination which is described previously in Note 2. This note was satisfied with the closing of the Business Combination that took effect on November 23, 2015

 On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the period from November 24, 2015 through December 31, 2015 totaled $0.04 million.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The following policies and procedures are considered by management to be the most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position, and cash flows. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although the Company has listed a number of accounting policies below which it believes to be the most critical, the Company also believes that all of its accounting policies are important to the reader. Therefore, please see Note 1 “Summary of Significant Accounting Policies”, of the accompanying consolidated financial statements of the Company appearing elsewhere in this Annual report.

Goodwill, Other Intangible Assets and Other Long-Lived Assets:

The Company’s goodwill, other intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. Tangible assets with determinable lives are amortized or depreciated on a straight line basis over their estimated useful lives. Other intangible assets are comprised of customer relationships and trade name acquired as a result of the Business Combination. The Company has determined that the customer relationships and trade name represent finite-lived intangible assets with useful lives ranging from 8 to 15 years, respectively. The assets are being amortized proportionately over the term of their useful lives based on the estimated economic benefit derived over the course of the asset life.

Intangible Assets
Goodwill	No Amortization
Customer Relationships	Amortized over 8 years
Trade Name	Amortized over 15 years

Tangible Asset
Leasehold Improvements	Life of lease
Furniture and Fixtures	1-7 years
Computer Equipment and Software	1-5 years

On an annual basis, or more frequently if triggering events occur, the Company compares the estimated fair value of its reporting unit to the carrying value to determine if a potential goodwill impairment exists. If the fair value of the reporting unit is less than the carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of the unit’s goodwill. The estimated fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. In estimating the fair value, the Company uses several models, which are dependent on a number of assumptions including estimated future revenues and expenses, weighted average cost of capital, capital expenditures and other variables. The Company also reviews other intangible assets and tangible fixed assets for impairment when events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable. If such indicators are present, the Company performs undiscounted cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any impairment loss is calculated based on fair value.

As a result of the Business Combination, the carrying value of the Company’s reporting unit was equal to its fair value on the acquisition date. The stock consideration was valued at the estimated fair value per share using the three day average closing prices of Company, shares traded preceding the Business Combination or $10.63 per share and then was discounted by approximately 20% for a lack of marketability or a share price of $8.50 a share.

In performing the annual goodwill impairment assessment in the fourth quarter of 2015, the fair value exceeded the carrying value in the reporting unit. As the carrying values of tangible assets and other intangible assets with the reporting unit decrease due to depreciation and amortization and the fair value of the reporting unit increases through value creation, we expect the estimated fair value to increase in the future. The Company is subject to financial risk in the event that business or economic conditions unexpectedly decline and goodwill becomes impaired.

A considerable amount of management judgments and assumptions is required in performing the impairment tests, principally in determining the fair value of the reporting unit and specifically identifiable intangible and tangible assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

Income Taxes

The Company is subject to income taxes in the United States. Significant judgment is required in determining our provision for income taxes and recording the related deferred tax assets and liabilities. The Company assesses its income tax positions and records tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, the Company has recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the application taxing authority assuming that it has full knowledge of all relevant information. For those income tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credit and other carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered, or settled. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company has not established any reserves at this time. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded. See Note 13 “Income Taxes”, of the accompanying consolidated financial statements for further discussion.

Use of Estimates

The Company records reserves or allowances for doubtful accounts, incurred by not reported claims, litigation, and incentive compensation. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made on a consistent basis and with appropriate assumptions and methods. However, actual results may differ from these estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status and its knowledge of available funding for the contract.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from the customer that the fee has been earned. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is primarily recognized using proportional performance method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on fixed-price services contracts is primarily recognized on a straight-line basis over the contractual service period, unless the revenue is earned, or obligations fulfilled, in a different manner.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined and are recorded as forward loss liabilities in the consolidated financial statements. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Contract Receivables

Contract receivables are generated primarily from prime and subcontracting arrangements with the federal governmental agencies. Billed contract receivables represent invoices that have been prepared based on contract terms and sent to the customer. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The Company does not charge interest on accounts receivable; however, federal governmental agencies are required under certain circumstances to pay interest on invoices outstanding more than 30 days. The Company records interest income from federal governmental agencies when received. All contract receivables are on an unsecured basis.

Unbilled amounts represent costs and anticipated profits awaiting milestones to bill, contract retainages, award fees and fee withholdings, as well as amounts currently waiting to be invoiced.

In accordance with industry practice, contract receivables relating to long-term contracts are classified as current, even though portions of these amounts may not be realized within one year.

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Management has recorded an allowance for contract receivables that are considered to be uncollectible. Both billed and unbilled receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. The Company decided to early adopt this ASU starting with the period from November 24, 2015 through December 31, 2015. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 7, the Company recorded $6.36 million in debt issuance costs as a discount against the carrying amount of the loan. Amortization of $0.12 million for the period from November 24, 2015 through December 31, 2015 is included in interest expense.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance. Under the guidance, all entities should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company in the first quarter of 2018. Early adoption is not permitted. Management has not yet assessed the potential impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-05, Leases (Topic 842). The standard impacts both lessors and lessees. The most significant change for lessees is that the requirement to recognize right-to-use assets and lease liabilities for all leases not considered short term. The guidance is effective for fiscal years beginning after December 15, 2018 and will be applied on a modified retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STG Group, Inc.

Financial Report

December 31, 2015

62

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STG Group, Inc.

Reston, VA

We have audited the accompanying consolidated balance sheet of STG Group, Inc. (“Successor” or the “Company” as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from November 24, 2015 through December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STG Group, Inc. at December 31, 2015, and the results of its operations and its cash flows for the period from November 24, 2015 through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia

March 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STG Group, Inc.

Reston, VA

We have audited the accompanying consolidated balance sheet of STG Group Holdings, Inc. (“Predecessor”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Predecessor management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STG Group Holdings, Inc. at December 31, 2014, and the results of its operations and its cash flows for the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia

March 30, 2016

STG Group, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor
	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$8,503	$340
Contract receivables, net	32,824	47,517
Investments held in Rabbi Trust	4,517	4,310
Prepaid expenses and other current assets	1,357	1,973
Deferred income taxes	2,415	-
Total current assets	49,616	54,140

Property and equipment, net	1,698	6,696
Goodwill	113,589	4,699
Intangible assets, net	38,988	3,000
Other assets	432	100

Total assets	$204,323	$68,635

Liabilities and Stockholders’ Equity
Current Liabilities
Outstanding checks in excess of bank balance	$-	$6,141
Line-of-credit	-	13,520
Long-term debt, current portion	2,555	-
Accounts payable and accrued expenses	9,605	7,305
Accrued payroll and related liabilities	8,441	9,629
Income taxes payable	561	-
Billings in excess of revenue recognized	304	287
Deferred compensation plan	4,517	-
Deferred rent	81	519
Total current liabilities	26,064	37,401

Long-term debt, net of current portion and discount	72,447	-
Deferred compensation plan	-	4,310
Deferred income taxes	12,630	-
Deferred rent	837	3,967
Total liabilities	111,978	45,678

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2015	-	-
STG Group Holdings, Inc. (Predecessor) common stock; $0.001 par value; 2,000 shares authorized; 1,111 shares issued and outstanding at December 31, 2014	-	-
STG Group, Inc. (Successor) common stock; $0.0001 par value; 100,000,000 shares authorized; 16,107,071 shares issued and outstanding at December 31, 2015	2	-
Additional paid-in capital	100,547	12,891
(Accumulated deficit) retained earnings	(8,204)	10,066
Total stockholders’ equity	92,345	22,957

Total liabilities and stockholdersʼ equity	$204,323	$68,635

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor
	November 24, 2015 Through	January 1, 2015 Through	Year Ended December 31,
	December 31, 2015	November 23, 2015	2014	2013

Contract revenue	$17,300	$176,345	$209,727	$248,858
Direct expenses	11,702	120,989	141,925	172,685

Gross profit	5,598	55,356	67,802	76,173

Indirect and selling expenses	6,407	47,837	61,286	70,041
Impairment of goodwill	-	2,064	5,117	1,655
Impairment of other intangible assets	-	906	1,811	-
	6,407	50,807	68,214	71,696

Operating (loss) income	(809)	4,549	(412)	4,477

Other (expense) income
Other (expense) income, net	(132)	37	313	828
Interest expense	(898)	(57)	(70)	(126)
	(1,030)	(20)	243	702

(Loss) Income before income taxes	(1,839)	4,529	(169)	5,179

Income tax (benefit) expense	(1,585)	644	-	-

Net (Loss) Income	$(254)	$3,885	$(169)	$5,179

Net (loss) income per share available to common stockholders
Basic and diluted	$(0.02)	$3,497	$(152)	$4,662

Weighted average number of common shares outstanding
Basic and diluted	16,107,071	1,111	1,111	1,111

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

			Additional	Stockholder	(Accumulated	Total
	Common Stock		Paid-In	Note	Deficit)	Stockholders'
	Shares	Amount	Capital	Receivable	Retained Earnings	Equity

Balance, January 1, 2013, Predecessor	1,111	$-	$12,891	$-	$24,370	$37,261

Distributions to stockholders	-	-	-	-	(11,133)	(11,133)

Net income	-	-	-	-	5,179	5,179

Balance, December 31, 2013, Predecessor	1,111	-	12,891	-	18,416	31,307

Distributions to stockholders	-	-	-	-	(8,181)	(8,181)

Net loss	-	-	-	-	(169)	(169)

Balance, December 31, 2014, Predecessor	1,111	-	12,891	-	10,066	22,957

Stockholder note receivable				(2,500)		(2,500)

Distributions to stockholders	-	-	-	-	(9,148)	(9,148)

Net income	-	-	-	-	3,885	3,885

Balance, November 23, 2015, Predecessor	1,111	-	12,891	(2,500)	4,803	15,194

Elimination of Predecessor common stock, additional paid-in capital, and retained earnings	(1,111)	-	(12,891)	2,500	(4,803)	(15,194)

Adjustment to reflect STG Group, Inc. common stock, additional paid-in capital, and accumulated deficit (Note 1)	3,027,986	-	6,939	-	(7,950)	(1,011)

Issuance of common stock to Predecessor stockholders in conjunction with the Business Combination (Note 2)	9,716,873	1	82,631	-	-	82,632

Issuance of common stock to Sponsor (Note 11)	1,030,103	-	10,950	-	-	10,950

Balance, November 24, 2015, Successor	13,774,962	1	100,520	-	(7,950)	92,571

Common stock dividends declared (2)	2,332,109	1	(1)	-	-	-

Stock-based compensation	-	-	28	-	-	28

Net loss	-	-	-	-	(254)	(254)

Balance, December 31, 2015, Successor	$16,107,071	$2	$100,547	$-	$(8,204)	$92,345

(1) Adjustment to reflect STG Group, Inc. common stock, additional paid-in capital, and accumulated deficit is net of 2,031,383 shares of common stock redeemed, which reduced common stock and additional paid-in capital by $21,594 (Note 11).

(2) The Company declared a dividend of one share of common stock for every 1.06 shares of common stock payable to stockholders of record immediately following the consummation of the Business Combination. Certain stockholders forfeited this right to receive the dividends as described further in Note 11.

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Consolidated Statements of Cash Flows

(In Thousands, Except Share Amounts)

	Successor	Predecessor
	November 24, 2015 Through	January 1, 2015 Through	Year Ended December 31,
	December 31, 2015	November 23, 2015	2014	2013
Cash Flows From Operating Activities
Net (loss) income	$(254)	$3,885	$(169)	$5,179
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for bad debt	-	-	200	(420)
Lease termination costs	-	703	-	-
Deferred rent	66	(40)	(1,009)	62
Deferred taxes	(1,598)	(90)	-	-
Amortization of deferred financing costs	119	-	-	-
Depreciation and amortization of property and equipment	57	842	1,179	1,162
Amortization of intangible assets	852	710	625	1,633
Impairment of goodwill	-	2,064	5,117	1,655
Impairment of other intangible assets	-	906	1,811	-
Net loss on disposal of property and equipment	-	1,113	40	-
Stock-based compensation	28	-	-	-
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	1,530	13,163	7,049	4,473
Prepaid expenses and other current assets	527	425	1,695	(543)
Other assets	(356)	24	80	45
Increase (decrease) in:
Accounts payable and accrued expenses	(6,395)	9,254	(2,306)	(1,895)
Accrued payroll and related liabilities	(4,321)	1,589	(413)	425
Billings in excess of revenue recognized	142	(125)	92	(24)
Net cash (used in) provided by operating activities	(9,603)	34,423	13,991	11,752

Cash Flows From Investing Activities
Acquisition of Predecessor business, net of cash acquired of $2,184	(69,216)	-	-	-
Proceeds from the sale of property and equipment	-	16	-	-
Purchases of property and equipment	(10)	(1,397)	(1,280)	(839)
Net cash used in investing activities	(69,226)	(1,381)	(1,280)	(839)

Cash Flows From Financing Activities
Increase in restricted cash and cash equivalents	-	-	-	806
Net repayments of line-of-credit	-	(13,520)	(6,517)	(3,514)
Increase (decrease) in outstanding checks in excess of bank balance	-	(6,141)	2,172	2,663
Proceeds from long-term debt	81,750	-	-	-
Payments on long-term debt	(512)	-	-	-
Payments on note to Sponsor	(4,986)	-	-	-
Deferred financing costs	(6,357)	-	-	-
Deferred underwriters' fees	(1,898)	-	-	-
Proceeds from issuance of common stock to Sponsor	10,950	-	-	-
Note receivable issued to Predecessor stockholder	-	(2,500)	-	-
Distributions to stockholders	-	(9,037)	(8,181)	(11,133)
Net cash provided by (used in) financing activities	78,957	(31,198)	(12,526)	(11,178)

Net (decrease) increase in cash and cash equivalents	118	1,844	185	(265)

Cash and Cash Equivalents
Beginning	8,385	340	155	420

Ending	$8,503	$2,184	$340	$155

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$779	$16	$70	$126

Cash paid for income taxes	$-	$184	$-	$-

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$113	$320	$615	$1,228

Change in deferred compensation plan	$(113)	$(320)	$(615)	$(1,228)

Property and equipment distributed to Predecessor stockholder	$-	$111	$-	$-

Issuance of 9,681,873 shares of common stock to Predecessor stockholder	$82,632	$-	$-	$-

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: STG Group, Inc. (formerly, Global Defense & National Security Systems, Inc. or GDEF) and its subsidiaries (collectively, the Company) was originally incorporated in Delaware on July 3, 2013 as a blank check company, with a Sponsor, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination. On November 23, 2015, the Company consummated its business combination with STG Group Holdings, Inc. (formerly, STG Group, Inc. or “STG Group”) pursuant to the stock purchase agreement, dated as of June 8, 2015, which provided for the purchase of all the capital stock of STG Group by the Company (the Business Combination). In connection with the closing of the Business Combination, the Company ceased to be a shell company in accordance with its Amended and Restated Certificate of Incorporation. The Company also changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc., and the Company’s securities were delisted from The NASDAQ Capital Market. The Company recommenced trading of its common stock under the symbol “STGG” on the OTC Pink Current Information tier of the over-the counter market. The Company’s common stock now trades over the counter on the OTCQB. See Note 2 for a further discussion of the Business Combination. Prior to the consummation of the Business Combination, the Company’s efforts were limited to organizational activities, its initial public offering, and the search for suitable business acquisition transactions.

The Company provides enterprise engineering, telecommunications, information management and security products and services to the federal government and commercial businesses. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment.

STG Group was incorporated in the State of Delaware on July 12, 2012, for the purpose of holding shares of STG, Inc. (STG) and the ownership interests of other entities in the future. Concurrent with the incorporation of STG Group, STG became a wholly-owned subsidiary of STG Group. Effective July 27, 2012, STG Ventures, LLC (STG Ventures) was created and its sole member was STG Group. On October 24, 2012, STG Netherlands, B.V. (STG Netherlands) was created as a cooperative in Amsterdam, and is 99% owned by STG Group and 1% owned by the STG Ventures. Effective November 28, 2012, STG Doha, LLC (STG Doha) was incorporated in Doha, Qatar, and is 49% owned by STG Netherlands and 51% owned by Pro-Partnership, a local Qatar Company. STG Group holds full control over STG Doha due to an arrangement with the other partner, whereby the partner gives up ownership rights in lieu of a management fee paid to them by STG Group.

STG Ventures, STG Netherlands and STG Doha did not have significant activity from the dates of inception through the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and years ended December 31, 2014 and 2013, since any activity would be eliminated entirely upon consolidation with STG Group or with the Company.

At the close of business on December 31, 2012, STG Group entered into a Reorganization and Acquisition Agreement with the stockholders of Access Systems, Incorporated (Access), a company incorporated under the laws of the Commonwealth of Virginia on June 15, 1992, to acquire all of the outstanding common stock of Access. Access provides software development and facilities management under contractual relationships, primarily with various agencies of the federal government. On January 2, 2013, STG Group contributed all of the outstanding common stock of Access to STG, Inc. As a result of the transfer, Access became STG, Inc.’s wholly-owned subsidiary.

During the year ended December 31, 2013, STG Group formed STG Sentinel, LLC (Sentinel). During the year ended December 31, 2014, Sentinel formed STG Sentinel AFG, LLC (Sentinel AFG). STG Group is the sole member of Sentinel, which is the sole member of Sentinel AFG. There was no significant activity related to any of these subsidiaries formed during the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and years ended December 31, 2014 and 2013.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

A summary of the Company’s significant accounting policies follows:

Basis of presentation and principles of consolidation: As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and STG Group is the acquiree and accounting predecessor. This determination was based upon an evaluation of facts which included, but was not limited to, consideration of the following: 1.) the relative voting rights of the stockholders in the combined entity after the Business Combination; 2.) the composition of the board of directors of the combined entity; 3.) the composition of the senior management team of the combined entity; 4.) and the cash consideration that was transferred by the Company to the acquiree’s shareholders. Based upon this evaluation, the preponderance of facts supported the conclusion that the Company was the accounting acquirer. The Company’s financial statement presentation distinguishes a “Predecessor” for STG Group for the periods up to and prior to the Closing Date. The Company was subsequently re-named as STG Group, Inc. and is the “Successor” for periods after the Closing Date, which includes the consolidation of STG Group subsequent to the Business Combination. The acquisition was accounted for as a business combination using the acquisition method of accounting, and Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. See Note 2 for further discussion of the Business Combination. As a result of the application of the acquisition method of accounting as of the effective date of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of STG Group, Inc. (Successor) and STG Group (Predecessor) and their wholly-owned subsidiaries, including STG Doha, which is consolidated under the variable interest entity model. Activity under STG Doha is immaterial to these consolidated financial statements. These entities are collectively referred to as the Company. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Use of estimates: The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Significant estimates embedded in the consolidated financial statements for the periods presented include revenue recognition on fixed-price contracts, the allowance for doubtful accounts, the valuation and useful lives of intangible assets, the length of certain customer relationships, useful lives of property and equipment, valuation of a Rabbi Trust and related deferred compensation liability, and share-based compensation. Estimates and assumptions are also used when determining the stock consideration and allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.

Revenue recognition: Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered or goods delivered, the contract price is fixed or determinable and collectability is reasonably assured. Revenue associated with work performed prior to the completion and signing of contract documents is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on previous experiences with the customer, communications with the customer regarding funding status and its knowledge of available funding for the contract.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus a proportionate amount of the fee earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company considers performance-based fees, including award fees, under any contract type to be earned when it can demonstrate satisfaction of performance goals, based upon historical experience, or when the Company receives contractual notification from the customer that the fee has been earned. Revenue on time-and-materials contracts is recognized based on the hours incurred at the negotiated contract billing rates, plus the cost of any allowable material costs and out-of-pocket expenses. Revenue on fixed-price contracts is primarily recognized using the proportional performance method of contract accounting. Unless it is determined as part of the Company’s regular contract performance review that overall progress on a contract is not consistent with costs expended to date, the Company determines the percentage completed based on the percentage of costs incurred to date in relation to total estimated costs expected upon completion of the contract. Revenue on other fixed-price service contracts is generally recognized on a straight-line basis over the contractual service period, unless the revenue is earned, or obligations fulfilled, in a different manner.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined and are recorded as forward loss liabilities in the consolidated financial statements. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

Multiple agencies of the federal government directly or indirectly provided the majority of the Company’s contract revenue during the periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015, and the years ended December 31, 2014 and 2013. For the periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, there were three, two, three, and four customers, respectively, that each provided revenue in excess of 10% of total revenue. These customers accounted for approximately 89%, 75%, 84%, and 91%, respectively, of the Company’s total revenue for the periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013.

Federal government contract costs, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency. Contract revenue has been recorded in amounts that are expected to be realized upon final settlement.

Costs of revenue: Costs of revenue include all direct contract costs, as well as indirect overhead costs and selling, general and administrative expenses that are allowable and allocable to contracts under federal procurement standards. Costs of revenue also include costs and expenses that are unallowable under applicable procurement standards and are not allocable to contracts for billing purposes. Such costs and expenses do not directly generate revenue, but are necessary for business operations.

For the periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, there was one vendor that comprised 10%, 11%, 10% and 7%, of total direct expenses, respectively.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2014, book overdrafts of approximately $6.14 million are included in outstanding checks in excess of bank balance within the accompanying consolidated balance sheets. These amounts were held in accounts in which STG Group had no right of offset with other cash balances.

Investments held in Rabbi Trust: The Company has investments in mutual funds held in a Rabbi Trust that are classified as trading securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The securities are classified as trading securities because they are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. The trading securities are stated at fair value. Realized and unrealized gains and losses and other investment income are included in other income in the accompanying consolidated statements of operations.

Contract receivables: Contract receivables are generated primarily from prime and subcontracting arrangements with federal governmental agencies. Billed contract receivables represent invoices that have been prepared based on contract terms and sent to the customer. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The Company does not charge interest on accounts receivable; however, federal governmental agencies may pay interest on invoices outstanding more than 30 days. The Company records interest income from federal governmental agencies when received. All contract receivables are on an unsecured basis.

Unbilled amounts represent costs and anticipated profits awaiting milestones to bill, contract retainages, award fees and fee withholdings, as well as amounts currently billable.

In accordance with industry practice, contract receivables relating to long-term contracts are classified as current, even though portions of these amounts may not be realized within one year.

Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Management has recorded an allowance for contract receivables that are considered to be uncollectible. Both billed and unbilled receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Property and equipment: Property and equipment is stated at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment is retired, or otherwise disposed of, the cost and accumulated depreciation and amortization is removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Amortization of leasehold improvements is computed using the straight-line basis over the lesser of the estimated useful lives of the underlying assets or the terms of the related lease.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Valuation of long-lived assets: The Company accounts for the valuation of long-lived assets, including amortizable intangible assets, under authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the period from January 1, 2015 through November 23, 2015 and for the year ended December 31, 2014, the Company recorded an impairment loss on its customer relationships of $0.91 million and $1.81 million, respectively. No indicators of impairment were identified for the period from November 24, 2015 through December 31, 2015.

Identifiable intangible assets: As of December 31, 2014, for STG Group (Predecessor), intangible assets are comprised of customer relationships and a trade name acquired as a result of an acquisition that took place during the year ended December 31, 2012. As of December 31, 2015, intangible assets of the Company (Successor) are comprised of customer relationships and a trade name acquired as a result of the Business Combination described further in Note 2. STG Group and the Company determined that the customer relationships and trade name represent finite-lived intangible assets with useful lives ranging from one to ten years and one to fifteen years, respectively. The assets are being amortized proportionately over the term of their useful lives based on the estimated economic benefit derived over the course of the asset life.

Goodwill: The Company records the excess of the purchase price of an acquired company over the fair value of the identifiable net assets acquired as goodwill. In accordance with authoritative guidance issued by the FASB, entities can elect to use a qualitative approach to test goodwill for impairment. Under this approach, the Company performs a qualitative assessment (Step 0) to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company is required to perform a goodwill impairment test using a two-step approach, which is performed at the reporting unit level. In the second step, the implied value of the goodwill is estimated at the fair value of the reporting unit, less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill. If the fair value of the reporting unit is not less than the carrying value of the reporting unit, the two-step goodwill test is not required.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur and determination of the weighted-average cost of capital. This discounted cash flow analysis is corroborated by top-down analysis, including a market assessment of enterprise value.

The Company has elected to perform its annual analysis on October 1 each year at the reporting unit level and, during the Predecessor periods, had identified three reporting units with goodwill: DSTI, Seamast, and Access Systems. During the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, the Company recorded an impairment loss for goodwill of $2.06 million, $5.12 million, and $1.66 million, respectively. As of the Closing Date of the Business Combination, the Company determined that there was one reporting unit and as a result of acquisition accounting for the Business Combination, the carrying value of the reporting unit was equal to its fair value on the Closing Date. After performing a Step 0 analysis, no indicators of impairment were identified for the period from November 24, 2015 through December 31, 2015.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Income taxes: In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S Corporation to a C Corporation. Prior to this, for the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, STG Group, excluding STG Netherlands and STG Doha, was treated as an S corporation under Subchapter S of the Internal Revenue Code. Therefore, in lieu of corporate income taxes, the Predecessor stockholder separately accounted for his pro-rata share of STG Group’s income, deductions, losses and credits.

As it related to the Predecessor operations in jurisdictions that do not recognize S corporations and after the conversion to a C Corporation, the Company recognizes deferred income taxes as accounted for under the asset and liability method. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment.

In accordance with authoritative guidance on accounting for uncertainty in income taxes issued by the FASB, management has evaluated the Company’s tax positions and has concluded that no uncertain tax positions were taken that require adjustment to the consolidated financial statements to comply with the provisions of this guidance. Interest and penalties related to tax matters are recognized in tax expense. There was no accrued interest or penalties recorded during the periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013. STG Group (Predecessor) is generally no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years ended December 31, 2011, and prior.

Fair value of financial instruments: The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of December 31, 2015 and 2014, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

Certain assets and liabilities are recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants in an orderly transaction on the measurement date. The market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability is known as the principal market. When no principal market exists, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received or minimizes the amount that would be paid. Fair value is based on assumptions market participants would make in pricing the asset or liability. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. When such prices or inputs are not available, the reporting entity should use valuation models.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

The Company’s assets recorded at fair value on a recurring basis are categorized based on the priority of the inputs used to measure fair value. Fair value measurement standards require an entity to maximize the use of observable inputs (such as quoted prices in active markets) and minimize the use of unobservable inputs (such as appraisals or other valuation techniques) to determine fair value. The inputs used in measuring fair value are categorized into three levels, as follows:

Level 1	Inputs that are based upon quoted prices for identical instruments traded in active markets.

Level 2	Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of December 31, 2015 and 2014, the Company has no financial assets or liabilities that are categorized as Level 3.

The Company has investments carried at fair value in mutual funds held in a Rabbi Trust, which is included in investments held in Rabbi Trust on the accompanying consolidated balance sheets. The Company does not measure non-financial assets and liabilities at fair value unless there is an event which requires this measurement.

Financial credit risk: The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents, investments held in Rabbi Trust and contract receivables. Cash and cash equivalents are deposited with high-credit, quality financial institutions whose balances may, at times, exceed federally insured limits. The Company has not experienced any losses in such amounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. The Company has no amounts on deposit in excess of federally insured limits at December 31, 2014. Investments held in Rabbi Trust are stated at fair value at each reporting period and are subject to market fluctuations. Contract receivables consist primarily of amounts due from various agencies of the federal government or prime contractors doing business with the federal government. Historically, the Company has not experienced significant losses related to contract receivables and, therefore, believes that the credit risk related to contract receivables is minimal.

Debt issuance costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. The Company decided to early adopt this ASU as of December 31, 2015. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 7, the Company recorded $6.36 million in debt issuance costs as a discount against the carrying amount of the loan. Amortization of $0.12 million for the period from November 24, 2015 through December 31, 2015 is included in interest expense.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Transaction-related expenses: The Company incurs transaction-related expenses primarily consisting of professional service fees and costs related to business acquisition activities. The Company recognized transaction-related expenses of approximately $0.55 million in the period from November 24, 2015 through December 31, 2015, and $0.89 million in the period January 1, 2015 through November 23, 2015, which primarily includes fees related to the Business Combination and related transactions. The transaction-related expenses were recognized as incurred within the respective Successor or Predecessor periods in accordance with the applicable accounting guidance on business combinations and classified with indirect and selling expenses on the consolidated statements of operations.

Stock based compensation: The Company measures compensation expense for stock based equity awards based on the fair value of the awards on the grant date. Compensation is recognized as expense in the accompanying consolidated statements of operations ratably over the required service period or, for performance based awards, when the achievement of the performance targets become probable.

Net (loss) income per share: Basic net (loss) income per share available to common stockholders of the Company is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the year. There are no additional potential shares of common stock for the Company to consider for the diluted net income per share calculation for any of the periods presented exclusive of the period from November 24, 2015 through December 31, 2015. During the Successor period, there were 33,336 stock options granted and outstanding as of December 31, 2015. These shares are not reflected in diluted net (loss) income per share since they are anti-dilutive.

Recent accounting pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance. Under the guidance, all entities should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company in the first quarter of 2018. Early adoption is not permitted. Management has not yet assessed the potential impact of this guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This update, among other things, modifies the evaluation of whether certain entities are VIEs or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly related-party relationships. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the impact this guidance will have on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not yet been made available for issuance. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-05, Leases (Topic 842). The standard impacts both lessors and lessees. The most significant change for lessees is that the requirement to recognize right-to-use assets and lease liabilities for all leases not considered short term. The guidance is effective for fiscal years beginning after December 15, 2018 and will be applied on a modified retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2.	Business Combination

On June 8, 2015, the Company and the Predecessor announced they had reached a definitive agreement (the Stock Purchase Agreement) for the Company to acquire the Predecessor from its current owner (the Business Combination). The purchase price consisted of: (a) $68 million paid in cash and $3.4 million of an estimated net working capital adjustment and other purchase price adjustments paid in cash (“Cash Consideration”); (b) 8,578,199 new shares of Company common stock, 445,161 shares that were forfeited to us by our Sponsor and reissued to the STG Stockholders, and an additional 35,000 shares that were transferred by our Sponsor to the STG Stockholders, valued at a price of approximately $8.50 per share (“Stock Consideration”); and (c) $5.6 million worth of stock at approximately $8.50 per share (658,513 “Conversion Shares”) in a private placement which were eligible for a 1.0 to 1.06 stock dividend for an additional 621,238 shares (Note 11). The Company funded a majority of the purchase price through new debt financing as described further in Note 7. On the date of the Business Combination, the Company collected $2.50 million from the Predecessor’s stockholder pursuant to a note receivable agreement outstanding described further in Note 10. This is netted against the purchase price adjustments that were settled in cash.

The Business Combination was completed after the close of business on November 23, 2015. Upon consummation of the Business Combination, the Predecessor changed its name to STG Group Holdings, Inc. and the Company changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Business Combination (Continued)

The Company has recorded an allocation of the purchase price to the Predecessor’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Business Combination date. The calculation of purchase price and purchase price allocation is as follows (in thousands):

Cash consideration:
Cash consideration per Stock Purchase Agreement	$68,000
Net working capital and other cash consideration adjustments	3,400
Total cash consideration	71,400
Stock consideration, including Conversion Shares	82,632
Total purchase price	$154,032

Current assets	$42,716
Property and equipment	1,745
Goodwill	113,589
Identifiable intangible assets	39,840
Other assets	166
Total assets acquired	198,056

Current liabilities	26,639
Deferred income taxes	11,903
Other long-term liabilities	5,482
Total liabilities assumed	44,024

Total purchase price	154,032
Less cash acquired	2,184
Total purchase price, net of cash acquired	$151,848

Separately identifiable intangible assets are considered to be Level 3 fair value measurements and were valued by a third party valuation specialist. Intangible assets comprised of customer relationships for $26.38 million and a trade name for $13.46 million were valued using a discounted cash flow method and a relief from royalty method, respectively. The stock consideration was valued at the estimated fair value per share using other stock based transactions and the actively traded share price around the time prior to and immediately after the Closing Date for the Business Combination, as discounted by approximately 20% for a lack of marketability discount. Goodwill is not deductible for tax purposes.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Business Combination (Continued)

The following unaudited pro forma financial information for the years ended December 31, 2015 and 2014, assumes the Business Combination occurred on January 1, 2014, after giving effect to certain adjustments for amortization, interest, and transaction-related expenses and income tax effects. There was also an adjustment to reverse the impairment charges taken on goodwill and other intangibles during these periods. The pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2014, or of future results. The table below summarizes pro forma results for the years ended December 31, 2015 and 2014, (in thousands, except for per share information):

	(unaudited)
	2015	2014
Contract revenue	$193,645	$209,727
Operating income	3,134	(680)
Net loss	(3,134)	(5,414)
Net loss per share, basic and diluted	(0.19)	(0.34)

The pro forma adjustments increased amortization and interest expense by $5.01 million and $7.22 million, respectively, reversed transaction-related expenses of $1.44 million, reversed goodwill and other intangible asset impairment charges of $2.97 million, and decreased the income tax benefit by $1.06 million for the year ended December 31, 2015.

The pro forma adjustments increased amortization and interest expense by $6.65 million and $8.44 million, respectively, increased transaction-related expenses of $0.55 million for solely the buyer related costs, reversed goodwill and other intangible asset impairment charges of $6.93 million, and increased the income tax benefit by $3.46 million for the year ended December 31, 2014.

Note 3.	Contract Receivables and Billings in Excess of Revenue Recognized

At December 31, 2015 and 2014, contract receivables consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2015	December 31, 2014

Billed accounts receivable	$27,875	$43,914
Unbilled accounts receivable	5,225	3,953
	33,100	47,867
Less allowance for doubtful accounts	(276)	(350)
	$32,824	$47,517

Billing in excess of revenue recognized as of December 31, 2015 and 2014, is comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the percentage-of-completion method.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 4.	Property and Equipment

At December 31, 2015 and 2014, property and equipment consists of the following (in thousands):

	Estimated	Successor	Predecessor
	Life	December 31, 2015	December 31, 2014

Leasehold improvements	Life of lease	$1,316	$8,375
Computer hardware and software	1 - 3 years	329	3,223
Office furniture and equipment	1 - 7 years	110	607
Automobiles	5 years	-	341
		1,755	12,546
Less accumulated depreciation and amortization		(57)	(5,850)
		$1,698	$6,696

Depreciation and amortization expense on property and equipment totaled $0.06 million and $0.84 million for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, respectively, and $1.18 million and $1.16 million for the years ended December 31, 2014 and 2013, respectively.

Note 5.	Intangible Assets and Goodwill

Identifiable intangible assets as of December 31, 2015, consist of the following (in thousands):

	Successor
	December 31, 2015
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$698	$25,682
Trade name	15 years	13,460	154	13,306
		$39,840	$852	$38,988

Identifiable intangible assets as of December 31, 2014, consist of the following (in thousands):

	Predecessor
	December 31, 2014
	Estimated		Accumulated	Accumulated
	Life	Cost	Amortization	Impairment	Net

Customer relationships	1 - 10 years	$6,500	$1,689	$1,811	$3,000
Trade name	1 year	100	100	-	-
		$6,600	$1,789	$1,811	$3,000

Amortization expense amounted to $0.85 million and $0.71 million for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, respectively, and $0.63 million and $1.63 million for the years ended December 31, 2014 and 2013, respectively.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 5.	Intangible Assets and Goodwill (Continued)

Estimated amortization of the intangible assets for subsequent years is as follows (in thousands):

Year Ending December 31,

2016	$7,003
2017	6,535
2018	5,600
2019	5,110
2020	4,537
Thereafter	10,203
$38,988

The Company’s goodwill balance by reporting unit, consists of the following as of December 31 (in thousands):

	DSTI	Seamast	Access	Total

Balance, December 31, 2013, Predecessor	$2,098	$1,898	$5,820	$9,816
Impairment loss	(1,658)	-	(3,459)	(5,117)
Balance, December 31, 2014, Predecessor	440	1,898	2,361	4,699
Impairment loss	-	-	(2,064)	(2,064)
Balance, November 23, 2015, Predecessor	440	1,898	297	2,635
Elimination of predecessor goodwill	(440)	(1,898)	(297)	(2,635)
Acquisition of business	-	-	-	113,589
Balance, December 31, 2015, Successor	$-	$-	$-	$113,589

During the Predecessor periods, the Company had completed three acquisitions resulting in goodwill: DSTI, Seamast, and Access Systems. Subsequent to the Business Combination, the Company determined that there was one reporting unit and determined the carrying value of the reporting unit was equal to its fair value on the Closing Date. For the period from January 1, 2015 through November 23, 2015, the Company recorded an impairment loss on Access Systems’ goodwill of $2.06 million. For the years ended December 31, 2014 and 2013, the Company recorded an impairment loss on Access Systems’ goodwill of $3.46 million and $1.66 million, respectively, and an impairment loss on DSTI’s goodwill of $1.66 million for the year ended December 31, 2014. The Company also recorded an impairment loss on the Access Systems customer relationships of $0.91 million during the period from January 1, 2015 through November 23, 2015 and $1.81 million for the year ended December 31, 2014, primarily due to declining profits on contracts. The primary methods used to measure the impairment losses for DSTI and Access Systems were the income method and the market approach. The unobservable inputs used were based on Company-specific information and included estimates of revenue, profit margins and discount rates. The Company used the two-step approach in measuring the impairment loss. In the second step, the implied value of the goodwill is estimated at the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill. For the reporting period ending December 31, 2015, following an assessment of revenue, profit, and cash flow projections and the relevant discount rates the Company did not record any impairment charges for the Successor period from November 24, 2015 through December 31, 2015.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 6.	Fair Value Measurements

The Company has investments in mutual funds held in a Rabbi Trust which are classified as trading securities. The Rabbi Trust assets are used to fund amounts the Company owes to key managerial employees under the Company’s non-qualified deferred compensation plan (See Note 9). Based on the nature of the assets held, the Company uses quoted market prices in active markets for identical assets to determine fair values, which apply to Level 1 investments. The following tables set forth the fair values of financial assets that are measured at fair value on a recurring basis as of December 31, 2015 and 2014, (in thousands):

	Successor
	As of December 31, 2015
		Fair Value Hierarchy Level
Description	Assets	Level 1	Level 2	Level 3
Assets
Mutual Funds
US Equity – Large Cap Growth	$374	$374	$-	$-
US Equity – Large Cap Value	48	48	-	-
US Equity – Large Cap Blend	1,038	1,038	-	-
US Equity – Mid Cap Growth	28	28	-	-
US Equity – Mid Cap Value	1,795	1,795	-	-
US Equity – Small Cap Growth	833	833	-	-
Growth Real Estate	25	25	-	-
International Equity	37	37	-	-
Fixed Income	158	158	-	-
Money Market Funds	181	181	-	-
Total	$4,517	$4,517	$-	$-

	Predecessor
	As of December 31, 2014
		Fair Value Hierarchy Level
Description	Assets	Level 1	Level 2	Level 3
Assets
Mutual Funds
US Equity – Large Cap Growth	$340	$340	$-	$-
US Equity – Large Cap Value	68	68	-	-
US Equity – Large Cap Blend	1,005	1,005	-	-
US Equity – Mid Cap Growth	37	37	-	-
US Equity – Mid Cap Value	1,853	1,853	-	-
US Equity – Small Cap Growth	715	715	-	-
Growth Real Estate	40	40	-	-
International Equity	17	17	-	-
Fixed Income	67	67	-	-
Money Market Funds	168	168	-	-
Total	$4,310	$4,310	$-	$-

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 6.	Fair Value Measurements (Continued)

The mark to market adjustments are recorded in other income (expense), net, in the accompanying consolidated statements of operations for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, for a net investment (loss) income of ($0.14) million and $0.03 million, respectively, and for the years ended December 31, 2014 and 2013, for $0.35 million and $0.81 million, respectively.

Note 7.	Debt

The Company’s debt consists of the following:

	Successor	Predecessor
	December 31, 2015	December 31, 2014

Term loan	$81,239	$-
Predecessor line-of-credit	-	13,520
	81,239	13,520
Less: debt discount on term loan	(6,237)	-
Less: current portion	(2,555)	-
	$72,447	$13,520

Credit Agreement (Successor): In connection with the consummation of the Business Combination, all indebtedness under STG Group’s prior credit facility was repaid in full and the agreement was terminated. The Company replaced the prior credit facility and entered into a new facility (the Credit Agreement) with a different lending Group. The Credit Agreement provides for (a) a term loan in an aggregate principal amount of $81.75 million; (b) a $15 million asset-based revolving line-of-credit; and (c) an uncommitted accordion facility to be used to fund acquisitions of up to $90 million. Concurrent with the consummation of the Business Combination, the full amount of the term loan was drawn and there were no amounts drawn on the other two facilities. Each facility matures on November 23, 2020. The Company recorded $6.36 million of debt issuance costs in connection with the new facility as a reduction to the carrying amount of the new term loan. These costs will be amortized using the effective interest method over the life of the term loan.

The principal amount of the term loan amortizes in quarterly installments which increase after each annual period. The quarterly installments range from 0.625% to 2.500% of the original principal amount and are paid through the quarter ending September 30, 2019. The remaining unpaid principal is due on the maturity date of November 23, 2020.

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of December 31, 2015 was 8.80%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 7.	Debt (Continued)

The interest rate per annum for electing the Eurodollar Rate will be equal to the sum of 7.80% plus the Eurodollar Rate, which is equal to the highest of: (a) the amount calculated by dividing (x) the rate which appears on the Bloomberg Page BBAM1, or the rate which is quoted by another authorized source, two business days prior to the commencement of any interest period as the LIBOR for such an amount by (y) a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) and; (b) 1.00%.

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15 million and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith. The amount available under the line-of-credit was $15 million at December 31, 2015.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement.

Future annual maturities of long-term debt outstanding at December 31, 2015 are as follows (in thousands):

Year Ending December 31,

2016	$2,555
2017	4,496
2018	6,336
2019	6,131
2020	61,721
$81,239

Line-of-credit (Predecessor): Until consummation of the Business Combination, the Company maintained a bank line-of-credit agreement, whereby the Company could borrow up to the lesser of either (1) the sum of its billed accounts receivable and unbilled accounts receivable, less the balance in its doubtful accounts; or (2) $15 million up through the date of the Business Combination and $30 million at December 31, 2014. Borrowings under this facility were secured by all assets of the Company. This facility bore interest at LIBOR plus 1.75%. The Company also maintained an uncommitted guidance facility of $30 million, which could be used with the bank’s approval to finance future transactions. The bank line-of-credit agreement called for administration fees and required the Company to be in compliance with certain financial covenants. As of December 31, 2014, the Company had outstanding borrowings on the line-of-credit of $13.52 million. This facility was closed on November 23, 2015 as a result of the Business Combination described further in Note 2.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 8.	Commitments and Contingencies

Operating leases: The Company leases office space and equipment under the terms of non-cancellable operating leases that expire at various dates through 2021.

On March 25, 2015, the Company terminated a portion of an office lease agreement. The Company agreed to vacate the space no later than August 31, 2015. The remaining space is still under a lease agreement that expires on December 31, 2021, and has been subleased under the terms of a sublease agreement. Because the Company vacated the space where its principal office was located, the Company disposed of the related leasehold improvements. There was a tenant improvement liability associated with the disposed assets. The Company recorded a loss on property and equipment of $1.13 million from the disposal of the assets and related liability. The Company also expects to incur a loss of approximately $0.70 million in lease termination costs related to the sublease agreements that are in effect on the remaining space. The related unfavorable lease liability was adjusted to its fair value as part of the Business Combination. This liability totaled approximately $0.86 million as of December 31, 2015.

On April 8, 2015, the Company entered into a new lease agreement to lease space under an agreement which expires on September 30, 2020. The new lease agreement includes rent abatement and an escalation clause which has increased the existing deferred rent liability related to the new lease. Similarly, the Company recognizes landlord incentive payments received as a reduction of rent expense over the lease term. The unrecognized portion of landlord incentive payments is reflected as deferred rent in the accompanying consolidated balance sheets. In connection with the Business Combination, any existing deferred rent liabilities were removed as a result.

The future minimum lease payments have not been reduced by minimum required rental income under sublease agreements totaling approximately $9.04 million as of December 31, 2015. The following is a schedule of the approximate future minimum lease payments required under non-cancellable operating leases that have initial or remaining terms in excess of one year at December 31, 2015 (in thousands):

Year Ending December 31,

2016	$3,254
2017	3,473
2018	2,602
2019	2,579
2020	2,350
Thereafter	1,754
$16,012

In conjunction with the principal office lease agreement, the Company was required to issue a letter-of-credit to the landlord as security for the new facility in the amount of $0.81 million. The letter-of-credit can be reduced to $0.36 million in conjunction with the termination agreement. This letter-of-credit was cancelled due to the termination of the prior credit facility described further in Note 7. As a result, the Company was required to increase its security deposit. The security deposit shall be the security for the performance of the Company’s obligations, covenants and agreements under the deed of the lease.

Rent expense, net of sublease income, aggregated to $0.19 million and $2.25 million for the period from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, respectively, and $3.28 million and $4.83 million for the years ended December 31, 2014 and 2013, respectively.

Underwriters’ Agreement: In 2013, pursuant to their public offering, the Company entered into an agreement with their underwriters which entitled them to an underwriting discount of 3.0%. This fee was paid in cash at the closing of the public offering, including any amounts raised pursuant to the over-allotment option. In addition, the underwriters were entitled to a deferred fee of 2.75% of the public offering, including any amounts raised pursuant to the over-allotment option, payable in cash upon the closing of a business combination. This amount, totaling approximately $1.90 million, was paid upon closing of the Business Combination with STG Group. The Company also paid $0.55 million in additional fees and other expenses to the underwriters upon close of the Business Combination. These costs are included as part of the buyer related transaction costs which are recorded during the period from November 24, 2015 through December 31, 2015.

Legal matters: From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 9.	Benefit Plans

The Deferred Compensation Plan: The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of STG Group as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified as current and long-term liabilities as of December 31, 2015 and 2014, respectively, on the consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices (see Note 6). As of December 31, 2015 and 2014, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $4.52 million and $4.31 million as of December 31, 2015 and 2014, respectively and are included as part of current assets in the accompanying consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded contributions to the Deferred Compensation Plan of $0.01 million and $0.05 million for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, respectively, and $0.10 million and $0.08 million for the years ended December 31, 2014 and 2013, respectively. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

401(k) profit sharing plan: The Company maintains a defined contribution 401(k) plan (the Plan) with respect to all full time employees. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 50% of their annual compensation. The Company makes matching contributions to the Plan for all participants, which vest ratably over three years, equal to 50% of employee contributions, up to a maximum of 3% for those employees contributing 6% or more of their annual compensation. The Company recorded contributions to the Plan of $0.25 million and $1.57 million for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, respectively, and $2.09 million and $2.12 million for the years ended December 31, 2014 and 2013, respectively.

Self-funded insurance plan: The Company has a self-funded medical insurance plan available to all employees, which includes coinsurance to minimize the Company’s annual financial risk. The maximum amount of claims that will be paid during the plan year is $0.13 million per employee per annum, up to an aggregate amount of $9.5 million for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015 and $10.56 million and $9.96 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company has accrued $0.94 million and $0.96 million, respectively, for unpaid liabilities related to claims, premiums and administrative fees.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 9.	Benefit Plans (Continued)

Predecessor Management Incentive Plan: The Predecessor had the STG, Inc. Management Incentive Plan (the MIP Plan) in place prior to the consummation of the Business Combination. The MIP Plan was created effective November 1, 2011. The purpose of the MIP Plan was to enable STG Group to retain and recruit employees by providing them with the incentive of participating in the appreciation of the value of the STG Group’s common stock. The value of STG Group’s common stock represented the equity value determined by the Plan Committee based on a valuation performed by an external appraisal, which was performed as of the effective date of the MIP Plan (baseline valuation). The appreciation in value of the common stock, if any, was determined based on the appreciation between the baseline valuation and an internal appraisal performed by STG Group or external appraisal annually. STG Group would record annual compensation expense based on the proportion of this appreciation allocated to designated individuals. Only designated individuals had been identified to participate in the MIP Plan, as determined by the MIP Plan Committee. Awards (units under the MIP Plan) could be granted by the MIP Plan Committee at any time. Participants vested daily in their awards over a three year measurement period. If a participant remained employed with STG Group through the fifth anniversary of the grant date of an award, the participant’s plan account would be paid in three annual installments, commencing immediately following the fifth anniversary. If an employee separated from STG Group for other than cause, the participant’s vested portion would be paid in three annual installments, the first of which being due on the anniversary date of the first year of separation. If a change of control event were to occur (change in over 50% ownership), then all vested amounts under the grant were to be payable within five business days of such change of control. Select individuals were designated to participate in the MIP Plan as of December 31, 2014. The internal and external appraisal performed during the years ended December 31, 2014 and 2013, respectively, yielded a decrease in the entity’s value from the baseline valuation and, no compensation expense was recorded for the years ended December 31, 2014 and 2013. Upon consummation of the Business Combination, the MIP Plan was terminated with no resulting payouts to the participants.

Note 10.	Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of December 31, 2015 and 2014, amounts due from this entity totaled $0.02 million and $0.01 million, respectively. The Company recorded revenue of $0.01 million and $0.11 million, respectively, for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015 and $0.08 million for the year ended December 31, 2014.

As of December 31, 2014, amounts due to this entity relating to work performed under subcontracts totaled $0.10 million. The Company also recorded direct costs of $0.02 million for the period from January 1, 2015 through November 23, 2015, and $0.14 million and $0.44 million for the years ended December 31, 2014 and 2013, respectively, relating to such work performed.

On September 15, 2015, the Company issued a note receivable to the Predecessor’s stockholder for $2.5 million. The note bore interest at 2.35%. The principal and accrued interest was payable in full on the earlier of December 31, 2015 or the closing of the Business Combination which is described previously in Note 2. This note was satisfied with the closing of the Business Combination that took effect on November 23, 2015.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 10.	Related Party Transactions (Continued)

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of the Sponsor, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the period from November 24, 2015 through December 31, 2015 totaled $0.04 million.

Note 11.	Stockholders’ Equity

On November 13, 2015, the Company held a special meeting in lieu of the 2015 Annual Meeting of the Stockholders where the Business Combination was approved by the Company’s stockholders. At the special meeting, 4,598,665 shares of common stock were voted in favor of the proposal to approve the Business Combination and 676,350 shares of common stock were voted against that proposal. In connection with the closing, the Company redeemed a total of 2,031,383 shares of its common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation, at $10.63 per share, for a total payment to redeeming stockholders of $21.59 million.

On November 23, 2015, the Company’s amended and restated certificate of incorporation authorized 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

At December 31, 2015, the Company had authorized for issuance 100,000,000 shares of $0.0001 par value common stock, of which 16,107,071 shares were issued and outstanding, and had authorized for issuance 10,000,000 shares of $0.0001 par value preferred stock, of which no shares were issued and outstanding.

Preferred Stock

The Board of Directors of the Company is authorized to provide for the issuance of all or any shares of the Preferred Stock in one or more classes or series, and to fix for each such class or series such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such class or series, including, without limitation, the authority to provide that any such class or series may be: (i) subject to redemption at such time or times and at such price or prices; (ii) entitled to receive dividends (which may be cumulative or noncumulative) at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series; (iii) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Company; or (iv) convertible into, or exchangeable for, shares of any other class or classes of stock, or of any other series of the same or any other class or classes of stock, of the Company at such price or prices or at such rates of exchange and with such adjustments; all as may be stated in such resolution or resolutions.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 11.	Stockholders’ Equity (Continued)

Backstop Purchase Agreement

On November 23, 2015, the Company entered into a Second Amended and Restated Backstop Common Stock Purchase Agreement (“Backstop Purchase Agreement”) with the Sponsor of GDEF. The Backstop Purchase Agreement granted the Sponsor the right to purchase shares of common stock, at a price of $10.63 per share (the “Backstop Purchase”). The purchase right was exercisable only in the event, and to the extent, that the Company did not meet the Threshold Cash Amount ($20,000,000 in cash available to the Company from (1) the trust account at the closing of the Business Combination following the payment in full to stockholders who had requested to be redeemed in connection with the closing of the Business Combination, and (2) the payment of any aggregate purchase price for the Backstop Purchase). In connection with the closing of the Business Combination, the Sponsor purchased 1,030,103 shares for approximately $10.95 million.

Common Stock Dividends

The Company declared a dividend of one share of common stock for every 1.06 shares of common stock payable to stockholders of record immediately following the consummation of the Business Combination. The Sponsor and the Predecessor’s stockholder, with respect to the shares of common stock currently held by the Sponsor, have agreed to forfeit this dividend. The Sponsor did not forfeit the right to receive dividends with respect to any shares it acquired pursuant to the Backstop Purchase and the Predecessor’s stockholder did not forfeit the right to receive dividends with respect to the Conversion Shares described further in Note 2. Payment of the dividend was contingent upon the closing of the Business Combination and made in connection with the close of the business combination.

Note 12.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by stockholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of (i) 1.60 million shares of common stock, or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At December 31, 2015, there were 1.57 million shares of common stock authorized and available for issuance under the Plan.

Upon completion of the Business Combination, the Company approved initial grants of non-qualified stock option awards under the Plan to the current independent members of the Board of Directors. The stock option awards expire in ten years from the date of grant and vest over a period of one year – 20% of the options will vest 30 days following the grant date, 40% of the options will vest six months following the grant date subject to the Director’s continued service and the remaining 40% of the options will vest 12 months following the grant date subject to the director’s continued service. The exercise price is required to be set at not less than 100% of the fair market value of the Company’s common stock. The total compensation expense related to the Plan was $0.03 million for the period from November 24, 2015 through December 31, 2015. The income tax benefit related to share-based compensation expense was nominal for the period from November 24, 2015 through December 31, 2015. As of December 31, 2015, $0.09 million of total unrecognized compensation expense related to the share-based compensation Plan is expected to be recognized over a weighted-average period of 0.92 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2015 does not consider the effect of share-based awards that may be issued in future periods.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 12.	Stock Based Compensation (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes model that uses the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	1.7%
Expected option term	5.5 years
Volatility	75.4%
Weighted-average fair value	$3.46

The Company calculated the expected term of the stock option awards using the “simplified method” in accordance with the Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacks historical data and is unable to make reasonable assumptions regarding the future. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The Company’s assumptions with respect to stock price volatility are based on the average historical volatility of peers with similar attributes. The Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity rate.

Stock option awards as of December 31, 2015, and changes during the period from November 24, 2015 through December 31, 2015 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	-	$-
Granted	33,336	5.40
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	33,336	$5.40	9.92	$-

Exercisable, end of period	-	$-	-	$-

There was no aggregate intrinsic value for the options outstanding and exercisable at December 31, 2015 because the exercise price exceeds the underlying share price as of December 31, 2015.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 13.	Income Taxes

The consolidated provision for income taxes included within the consolidated statements of operations consisted of the following:

	Successor	Predecessor
	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015
Current
Federal	$-	$-
State	13	734
	13	734
Deferred
Federal	(1,337)	-
State	(261)	(90)
	(1,598)	(90)

Total income tax (benefit) provision	$(1,585)	$644

Income tax (benefit) expense recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to earnings before income tax (benefit) expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Successor	Predecessor
	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015

Tax at Federal statutory rate of 35%	35.0%	35.0%
State taxes – net of Federal benefit	8.8	9.3
Benefit from S corporation election	-	(30.0)
Non-deductible transaction costs	(10.4)	-
Release of valuation allowance	51.4	-
Permanent differences	(0.1)	-
Other	1.4	-
	86.1%	14.3%

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 13.	Income Taxes (Continued)

The Company’s temporary differences which gave rise to deferred tax assets and liabilities as of December 31, 2015 were as follows:

Deferred tax assets
Deferred Compensation	$1,445
Accrued expenses and reserves	929
Deferred rent	521
Net operating losses	476
3,371

Deferred tax liabilities

Property and equipment	(11)
Intangible assets	(13,575)
(13,586)

Net deferred tax liability	$(10,215)

In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S Corporation to a C Corporation. Prior to this, for the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014 and 2013, STG Group generally did not incur corporate level income taxes, exclusive of certain state level jurisdictions. In lieu of corporate income taxes, the Predecessor’s stockholder separately accounted for his pro-rata share of STG Group’s income, deductions, losses and credits. Therefore, the Company presented corporate level deferred tax assets and liabilities for solely the Successor period.

For the year ended December 31, 2015, the Company recorded a valuation allowance release of $1.05 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. At December 31, 2015, management determined that sufficient positive evidence exists, primarily due to the historical net income generated by the Predecessor, to conclude that it is more likely than not that deferred taxes of $1.05 million are realizable, and therefore, reduced the valuation allowance accordingly.

The Company’s gross net operating losses totaling approximately $1.22 million as of December 31, 2015 will expire in 2033 through 2035. The net deferred tax liability is presented on the consolidated balance sheets as a current asset totaling $2.4 million and as a long-term liability totaling $12.6 million as of December 31, 2015.

Note 14.	Segment Information

Segment information is not presented since all of the Company’s revenue and operations are attributed to a single reportable segment. In accordance with authoritative guidance on segment reporting under the FASB, the chief operating decision maker has been identified as the President. The President reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

Note 15.	Subsequent Events

The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.11 million and was paid on January 25, 2016.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the period covered by Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Annual Report on Form 10-K, we, including our principal executive officer and our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 due to the material weakness in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” below.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessments and those criteria, management determined due to the material weakness described below that we did not maintain effective internal control over financial reporting at December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that he Company’s review and monitoring controls over the consolidated income tax provision failed to prevent or detect material errors in the calculation of the income tax provision for the year ended December 31, 2015, and that this was a material weakness in the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weakness. Management intends to implement enhanced procedures intends to implement enhanced procedures over the Company’s review and monitoring controls over the consolidated income tax provision to improve the likelihood of preventing or detecting material errors.

Management believes that such measures should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control Over Financial Reporting

On November 23, 2015, we completed our Business Combination with STG Group, which was previously not a reporting company. We have begun to implement internal control over financial reporting related to the operation of STG Group as the subsidiary of a public company. Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or about April 28, 2016. Except for those portions specifically incorporated in this Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated June 8, 2015, by and among Company, STG Group, Inc., the stockholders of STG Group, Inc., Sponsor and Simon S. Lee, as stockholder representative	8-K	2.1	6/9/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
4.1	Specimen Common Stock Certificate	S-1/A	4.1	10/22/2015
10.1	Amended and Restated Registration Rights Agreement, dated November 23, 2015, between the Company and the Sponsor	8-K	3.2	11/30/2015
10.2	Second Amended and Restated Stock Escrow Agreement, dated October 23, 2015, among the Company, American Stock Transfer & Trust Company, and the Sponsor	8-K	10.9	10/23/2015
10.3	Form of Indemnification Agreement	S-1/A	10.10	10/7/2013
10.4	Promissory Note issued to the Sponsor, dated July 18, 2013	S-1/A	10.4	10/2/2013
10.5	Convertible Promissory Note issued to the Sponsor, dated May 15, 2014	8-K	10.1	5/19/2014
10.6	Amendment to Convertible Promissory Note (issued May 15, 2014), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.2	7/21/2015
10.7	Second Amendment to Convertible Promissory Note (issued May 15, 2014), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.2	10/23/2015

10.8	Convertible Promissory Note, dated May 12, 2015, issued by the Company to the Sponsor	8-K	10.1	5/14/2015
10.9	Amendment to Convertible Promissory Note (issued May 12, 2015), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.3	7/21/2015
10.10	Second Amendment to Convertible Promissory Note (issued May 12, 2015), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.3	10/23/2015
10.11	Promissory Note issued to the Sponsor, dated July 21, 2015	8-K	10.9	7/21/2015
10.12	Amendment to Promissory Note issued to the Sponsor (issued July 21, 2015), dated October 23, 2015	8-K	10.4	10/23/2015
10.13	Convertible Promissory Note, dated October 8, 2015, issued by the Company to the Sponsor	8-K	10.1	10/13/2015
10.14	Amendment to Convertible Promissory Note (issued October 8, 2015), dated October 23, 2015, issued by the Company to the Sponsor	8-K	10.5	10/23/2015
10.15	Promissory Note issued to the Sponsor, dated October 23, 2015	8-K	10.11	10/23/2015
10.16	Convertible Promissory Note, dated November 13, 2015, issued by the Company to the Sponsor	8-K	10.1	11/13/2015
10.17	Form of Inside Director Letter	10-Q	10.1	5/13/2015
10.18	Form of Independent Director Letter	10-Q	10.2	5/13/2015
10.19	Share Contribution and Dividend Waiver Letter, dated as of November 23, 2015, from the Sponsor to the Company				X
10.20	Credit Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems Incorporated, the lenders party thereto from time to time, MC Admin Co LLC, as administrative agent, PNC Bank, National Association, as collateral agent, and MC Admin Co LLC, as lead arranger	8-K	10.1	11/30/2015
10.21	Security Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, and such other assignors party thereto and PNC Bank, National Association	8-K	10.2	11/30/2015
10.22	Pledge Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, such other Pledgors party thereto and PNC Bank, National Association	8-K	10.3	11/30/2015
10.23	Registration Rights Agreement, dated as of November 23, 2015, by and among the Company and the Predecessor’s Stockholders	8-K	10.4	11/30/2015
10.24	Voting Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders and the Sponsor	8-K	10.6	11/30/2015
10.25	Escrow Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders, Simon S. Lee, as Stockholders Representative, and Branch Banking and Trust Company	8-K	10.7	11/30/2015
10.26	Second Amended and Restated Backstop Common Stock Purchase Agreement, dated as of November 23, 2015, issued by the Company to the Sponsor	8-K	10.8	11/30/2015
10.27	Contribution and Exchange Agreement, dated as of November 23, 2015, by and between the Company and the Sponsor	8-K	10.9	11/30/2015
10.28	Employment Agreement, dated as of November 23, 2015, by and between the Company and Paul Fernandes	8-K	10.10	11/30/2015
10.29	Employment Agreement, dated as of November 23, 2015, by and between the Company and Charles Cosgrove	8-K	10.11	11/30/2015
10.30	Employment Agreement, dated as of November 23, 2015, by and between the Company and Glenn W. Davis, Jr.	8-K	10.12	11/30/2015
10.31	Employment Agreement, dated as of November 23, 2015, by and between the Company and Keith Lynch	8-K	10.13	11/30/2015
10.32	Employment Agreement, dated as of November 30, 2015, by and between the Company and Dale R. Davis	8-K	10.14	11/30/2015

10.33	Master Services Agreement, dated as of November 10, 2015, by and between the Company and Global Strategies Group (North America) Inc.	8-K	10.15	11/30/2015
10.34	Letter Agreement, dated as of November 23, 2015, between the Company and the Predecessor's Stockholders				X
10.35	Global Defense & National Security Systems, Inc. 2015 Omnibus Incentive Plan				X
10.36	Form of Stock Option Award Agreement				X
14.1	Code of Ethics	S-1/A	14.1	10/2/2013
21.1	Subsidiaries of the Registrant				X
24.1	Power of Attorney				(1)
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(2)
101.SCH	XBRL Taxonomy Schema				(2)
101.CAL	XBRL Taxonomy Calculation Linkbase				(2)
101.DEF	XBRL Taxonomy Definition Linkbase				(2)
101.LAB	XBRL Taxonomy Label Linkbase				(2)
101.PRE	XBRL Taxonomy Presentation Linkbase				(2)

(1)	included on signature page herein.

(2)	filed herewith electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STG GROUP, INC.

Date: March 30, 2016	By:	/s/ Charles L. Cosgrove
		Name:	Charles L. Cosgrove
		Title:	Chief Financial Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Charles L. Cosgrove as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 30, 2016	By:	/s/ Paul A. Fernandes
		Name:	Paul A. Fernandes
		Title:	President
(Principal Executive Officer)

Date: March 30, 2016		/s/ Charles L. Cosgrove
		Name:	Charles L. Cosgrove
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2016	By:	/s/ Keith A. Lynch
		Name:	Keith A. Lynch
		Title:	Vice President, Accounting and Controller

Date: March 30, 2016	By:	/s/ Simon S. Lee
		Name:	Simon S. Lee
		Title:	Chairman of the Board

Date: March 30, 2016	By:	/s/ Damian Perl
		Name:	Damian Perl
		Title:	Director

Date: March 30, 2016	By:	/s/ David C. Gompert
		Name:	Hon. David C. Gompert
		Title:	Director

Date: March 30, 2016	By:	/s/ Ronald R. Spoehel
		Name:	Hon. Ronald R. Spoehel
		Title:	Director

Date: March 30, 2016	By:	/s/ Robert B. Burrett
		Name:	Robert B. Murrett
		Title:	Director

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated June 8, 2015, by and among Company, STG Group, Inc., the stockholders of STG Group, Inc., Sponsor and Simon S. Lee, as stockholder representative	8-K	2.1	6/9/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
4.1	Specimen Common Stock Certificate	S-1/A	4.1	10/22/2015
10.1	Amended and Restated Registration Rights Agreement, dated November 23, 2015, between the Company and the Sponsor	8-K	3.2	11/30/2015
10.2	Second Amended and Restated Stock Escrow Agreement, dated October 23, 2015, among the Company, American Stock Transfer & Trust Company, and the Sponsor	8-K	10.9	10/23/2015
10.3	Form of Indemnification Agreement	S-1/A	10.10	10/7/2013
10.4	Promissory Note issued to the Sponsor, dated July 18, 2013	S-1/A	10.4	10/2/2013
10.5	Convertible Promissory Note issued to the Sponsor, dated May 15, 2014	8-K	10.1	5/19/2014
10.6	Amendment to Convertible Promissory Note (issued May 15, 2014), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.2	7/21/2015
10.7	Second Amendment to Convertible Promissory Note (issued May 15, 2014), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.2	10/23/2015
10.8	Convertible Promissory Note, dated May 12, 2015, issued by the Company to the Sponsor	8-K	10.1	5/14/2015
10.9	Amendment to Convertible Promissory Note (issued May 12, 2015), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.3	7/21/2015
10.10	Second Amendment to Convertible Promissory Note (issued May 12, 2015), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.3	10/23/2015
10.11	Promissory Note issued to the Sponsor, dated July 21, 2015	8-K	10.9	7/21/2015
10.12	Amendment to Promissory Note issued to the Sponsor (issued July 21, 2015), dated October 23, 2015	8-K	10.4	10/23/2015
10.13	Convertible Promissory Note, dated October 8, 2015, issued by the Company to the Sponsor	8-K	10.1	10/13/2015
10.14	Amendment to Convertible Promissory Note (issued October 8, 2015), dated October 23, 2015, issued by the Company to the Sponsor	8-K	10.5	10/23/2015
10.15	Promissory Note issued to the Sponsor, dated October 23, 2015	8-K	10.11	10/23/2015
10.16	Convertible Promissory Note, dated November 13, 2015, issued by the Company to the Sponsor	8-K	10.1	11/13/2015
10.17	Form of Inside Director Letter	10-Q	10.1	5/13/2015
10.18	Form of Independent Director Letter	10-Q	10.2	5/13/2015
10.19	Share Contribution and Dividend Waiver Letter, dated as of November 23, 2015, from the Sponsor to the Company				X

10.20	Credit Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems Incorporated, the lenders party thereto from time to time, MC Admin Co LLC, as administrative agent, PNC Bank, National Association, as collateral agent, and MC Admin Co LLC, as lead arranger	8-K	10.1	11/30/2015
10.21	Security Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, and such other assignors party thereto and PNC Bank, National Association	8-K	10.2	11/30/2015
10.22	Pledge Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, such other Pledgors party thereto and PNC Bank, National Association	8-K	10.3	11/30/2015
10.23	Registration Rights Agreement, dated as of November 23, 2015, by and among the Company and the Predecessor’s Stockholders	8-K	10.4	11/30/2015
10.24	Voting Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders and the Sponsor	8-K	10.6	11/30/2015
10.25	Escrow Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders, Simon S. Lee, as Stockholders Representative, and Branch Banking and Trust Company	8-K	10.7	11/30/2015
10.26	Second Amended and Restated Backstop Common Stock Purchase Agreement, dated as of November 23, 2015, issued by the Company to the Sponsor	8-K	10.8	11/30/2015
10.27	Contribution and Exchange Agreement, dated as of November 23, 2015, by and between the Company and the Sponsor	8-K	10.9	11/30/2015
10.28	Employment Agreement, dated as of November 23, 2015, by and between the Company and Paul Fernandes	8-K	10.10	11/30/2015
10.29	Employment Agreement, dated as of November 23, 2015, by and between the Company and Charles Cosgrove	8-K	10.11	11/30/2015
10.30	Employment Agreement, dated as of November 23, 2015, by and between the Company and Glenn W. Davis, Jr.	8-K	10.12	11/30/2015
10.31	Employment Agreement, dated as of November 23, 2015, by and between the Company and Keith Lynch	8-K	10.13	11/30/2015
10.32	Employment Agreement, dated as of November 30, 2015, by and between the Company and Dale R. Davis	8-K	10.14	11/30/2015
10.33	Master Services Agreement, dated as of November 10, 2015, by and between the Company and Global Strategies Group (North America) Inc.	8-K	10.15	11/30/2015
10.34	Letter Agreement, dated as of November 23, 2015, between the Company and the Predecessor's Stockholders				X
10.35	Global Defense & National Security Systems, Inc. 2015 Omnibus Incentive Plan				X
10.36	Form of Stock Option Award Agreement				X
14.1	Code of Ethics	S-1/A	14.1	10/2/2013
21.1	Subsidiaries of the Registrant				X
24.1	Power of Attorney				(1)
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	(2)
101.SCH	XBRL Taxonomy Schema	(2)
101.CAL	XBRL Taxonomy Calculation Linkbase	(2)
101.DEF	XBRL Taxonomy Definition Linkbase	(2)
101.LAB	XBRL Taxonomy Label Linkbase	(2)
101.PRE	XBRL Taxonomy Presentation Linkbase	(2)

(1)	included on signature page herein.

(2)	filed herewith electronically.

