Form 10-Q
period 2016-03-31
STG Group, Inc.
filed 2016-05-16
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000—36149

STG Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3134302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11091 Sunset Hills Road, Suite 200 Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 691-2480

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No

As of May 9, 2016, there were 16,107,071 shares outstanding of the registrant’s common stock.

STG Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Successor
	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,144	$8,503
Contract receivables, net	26,077	32,824
Investments held in Rabbi Trust	110	4,517
Prepaid expenses and other current assets	3,069	1,357
Deferred income taxes	1,317	2,415
Total current assets	41,717	49,616

Property and equipment, net	1,559	1,698
Goodwill	113,589	113,589
Intangible assets, net	37,237	38,988
Other assets	423	432

Total assets	$194,525	$204,323

Liabilities and Stockholders’ Equity
Current Liabilities
Long-term debt, current portion	$3,066	$2,555
Accounts payable and accrued expenses	8,606	9,605
Accrued payroll and related liabilities	7,689	8,441
Income taxes payable	-	561
Billings in excess of revenue recognized	461	304
Deferred compensation plan	110	4,517
Deferred rent	146	81
Total current liabilities	20,078	26,064

Long-term debt, net of current portion and discount	71,780	72,447
Deferred income taxes	10,852	12,630
Deferred rent	900	837
Total liabilities	103,610	111,978

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 16,107,071 shares issued and outstanding	2	2
Additional paid-in capital	100,586	100,547
Accumulated deficit	(9,673)	(8,204)
Total stockholders’ equity	90,915	92,345

Total liabilities and stockholdersʼ equity	$194,525	$204,323

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Contract revenue	$40,606	$48,964
Direct expenses	27,461	32,889

Gross profit	13,145	16,075

Indirect and selling expenses	12,703	14,090

Operating income	442	1,985

Other income (expense)
Other (expense) income, net	(398)	130
Interest expense	(2,162)	(16)
	(2,560)	114

(Loss) income before income taxes	(2,118)	2,099

Income tax benefit	(649)	-
Net (loss) income	$(1,469)	$2,099

Net (loss) income per share
Basic and diluted	$(0.09)	$1,889

Weighted average number of common shares outstanding
Basic and diluted	16,107,071	1,111

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows From Operating Activities
Net (loss) income	$(1,469)	$2,099
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred taxes	(680)	-
Deferred rent	128	(339)
Amortization of deferred financing costs	355	-
Depreciation and amortization of property and equipment	139	307
Amortization of intangible assets	1,751	198
Stock-based compensation	39	-
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	6,747	18,344
Prepaid expenses and other current assets	(1,712)	582
Other assets	9	7
Increase (decrease) in:
Accounts payable and accrued expenses	(1,560)	1,304
Accrued payroll and related liabilities	(752)	377
Deferred compensation plan	(4,006)	-
Billings in excess of revenue recognized	157	186
Net cash (used in ) provided by operating activities	(854)	23,065

Cash Flows From Investing Activities
Proceeds from sales of investments held in Rabbi Trust	4,006	-
Purchases of property and equipment	-	(128)
Net cash provided by (used in) investing activities	4,006	(128)

Cash Flows From Financing Activities
Net repayments of line-of-credit	-	(13,520)
Decrease in outstanding checks in excess of bank balance	-	(6,141)
Payments on long-term debt	(511)	-
Distributions to stockholders	-	(1,733)
Net cash used in financing activities	(511)	(21,394)

Net increase in cash and cash equivalents	2,641	1,543

Cash and Cash Equivalents
Beginning	8,503	340

Ending	$11,144	$1,883

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,806	$16

Cash paid for income taxes	$597	$-

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$(401)	$236

Change in deferred compensation plan	$401	$(236)

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Nature of Business and Significant Accounting Policies

Nature of business: STG Group, Inc. (formerly, Global Defense & National Security Systems, Inc. or GDEF) and its subsidiaries (collectively, the Company) was originally incorporated in Delaware on July 3, 2013 as a blank check company, with Global Defense & National Security Holdings LLC (”Global Defense LLC” or the “Sponsor”) as Sponsor, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination. On November 23, 2015, the Company consummated its business combination with STG Group Holdings, Inc. (formerly, STG Group, Inc. or “STG Group”) pursuant to the stock purchase agreement, dated as of June 8, 2015, which provided for the purchase of all the capital stock of STG Group by the Company (the “Business Combination”). In connection with the closing of the Business Combination, the Company ceased to be a shell company in accordance with its Amended and Restated Certificate of Incorporation. The Company also changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc., and the Company’s securities were delisted from The NASDAQ Capital Market. The Company recommenced trading of its common stock under the symbol “STGG” on the OTC Pink Current Information tier of the over-the-counter market. The Company’s common stock now trades over-the-counter on the OTCQB. See Note 2 for a further discussion of the Business Combination.

The Company provides enterprise engineering, telecommunications, information management and security products and services to the federal government and commercial businesses. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment.

Basis of presentation: The accompanying unaudited condensed consolidated financial statements of STG Group, Inc. and its subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s consolidated financial statements for the period from January 1, 2015 through November 23, 2015 and for the period from November 24, 2015 through December 31, 2015 included in the Company’s Annual Report on Form 10K for the year ended December 31, 2015.

As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and STG Group is the acquiree and accounting predecessor. This determination was based upon an evaluation of facts which included, but was not limited to, consideration of the following: 1) the relative voting rights of the stockholders in the combined entity after the Business Combination; 2) the composition of the board of directors of the combined entity; 3) the composition of the senior management team of the combined entity; 4) and the cash consideration that was transferred by the Company to the acquiree’s stockholders. Based upon this evaluation, the preponderance of facts supported the conclusion that the Company was the accounting acquirer. The Company’s financial statement presentation distinguishes a “Predecessor” for STG Group for the periods up to and prior to November 23, 2015 (the “Closing Date”). The Company was subsequently re-named as STG Group, Inc. and is the “Successor” for periods after the Closing Date, which includes the consolidation of STG Group subsequent to the Business Combination. The acquisition was accounted for as a business combination using the acquisition method of accounting, and Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting as of the effective date of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.

STG Group, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2016 and 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Figures are expressed in thousands of dollars unless otherwise indicated.

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Significant estimates embedded in the consolidated financial statements for the periods presented include revenue recognition on fixed-price contracts, the allowance for doubtful accounts, the valuation and useful lives of intangible assets, the length of certain customer relationships, useful lives of property, plant and equipment, valuation of a Rabbi Trust and related deferred compensation liability. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Multiple agencies of the federal government directly or indirectly provided the majority of the Company's contract revenue during the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, there were two customers that each provided revenue in excess of 10% of total revenue and accounted for approximately 79% and 71%, respectively, of the Company’s total revenue.

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

For both the three months ended March 31, 2016 and 2015, there was one vendor that comprised approximately 12% of total direct expenses.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Valuation of long-lived assets: The Company accounts for the valuation of long-lived assets, including amortizable intangible assets, under authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No indicators of impairment were identified for the three-month period ended March 31, 2016. No impairment losses were recorded during the three-month period ending March 31, 2016.

Identifiable intangible assets: Intangible assets of the Company are comprised of customer relationships and a trade name acquired as a result of the Business Combination described further in Note 2. The Company determined that the customer relationships and trade name represent finite-lived intangible assets with useful lives of eight to fifteen years, respectively. The assets are being amortized proportionately over the term of their useful lives based on the estimated economic benefit derived over the course of the asset life.

Goodwill: The Company records the excess of the purchase price of an acquired company over the fair value of the identifiable net assets acquired as goodwill. In accordance with authoritative guidance issued by the FASB, entities can elect to use a qualitative approach to test goodwill for impairment. Under this approach, the Company performs a qualitative assessment (Step zero) to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company is required to perform a goodwill impairment test using a two-step approach, which is performed at the reporting unit level. In the second step, the implied value of the goodwill is estimated at the fair value of the reporting unit, less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill. If the fair value of the reporting unit is not less than the carrying value of the reporting unit, the two-step goodwill test is not required.

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

The Company has elected to perform its annual analysis on October 1 each year at the reporting unit level. As of the Closing Date of the Business Combination, the Company determined that there was one reporting unit and as a result of acquisition accounting for the Business Combination, the carrying value of the reporting unit was equal to its fair value on the Closing Date. No triggering events occurred during the three-month period ending March 31, 2016 requiring an interim impairment test.

Income taxes: In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S Corporation to a C Corporation. Prior to this, STG Group, excluding STG Netherlands and STG Doha, was treated as an S corporation under Subchapter S of the Internal Revenue Code. Therefore, in lieu of corporate income taxes, the Predecessor stockholder separately accounted for his pro-rata share of STG Group’s income, deductions, losses and credits.

STG Group, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (ASC740).  At the end of each interim period, the Company estimates an annualized effective tax rate expected for the full year based on the most recent forecast of pre-tax income, permanent book and tax differences, and global tax planning strategies. The Company uses this effective rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.

In accordance with authoritative guidance on accounting for uncertainty in income taxes issued by the FASB, management has evaluated the Company’s tax positions and has concluded that the Company has taken no uncertain tax positions that require adjustment to the quarterly condensed consolidated financial statements to comply with the provisions of this guidance.

Interest and penalties related to tax matters are recognized in expense. There was no accrued interest or penalties recorded during the three months ended March 31, 2016 and 2015.

Fair value of financial instruments The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of March 31, 2016 and December 31, 2015, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

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

Level 1	Inputs that are based upon quoted prices for identical instruments traded in active markets.

Level 2	Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of March 31, 2016 and December 31, 2015, the Company has no financial assets or liabilities that are categorized as Level 3.

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

Debt issuance costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. The Company early adopted this ASU as of December 31, 2015. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 7, the Company recorded $6.36 million in debt issuance costs as a discount against the carrying amount of the loan. Amortization of $0.36 million for the three months ended March 31, 2016 is included in interest expense.

Stock based compensation: The Company measures compensation expense for stock based equity awards based on the fair value of the awards on the grant date. Compensation is recognized as expense in the accompanying consolidated statements of operations ratably over the required service period or, for performance based awards, when the achievement of the performance targets become probable.

Net (loss) income per share: Basic net (loss) income per share available to common stockholders of the Company is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the year. There are no additional potential shares of common stock for the Company to consider for the diluted net income per share calculation for the three months ended March 31, 2015. During the three months ended March 31, 2016, there were 33,336 stock options outstanding. These shares are not reflected in diluted net (loss) income per share since they are anti-dilutive.

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

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. The adoption of this standard has not had a significant impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This update, among other things, modifies the evaluation of whether certain entities are VIEs or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly related-party relationships. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard has not had a significant impact on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The adoption of this standard has not had a significant impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (ASU 2016-10). The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity's intellectual property. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Business Combination

After the close of business on November 23, 2015, the Company and STG Group completed the Business Combination in which the Company acquired STG Group from its current owner. The purchase price consisted of: (a) $68 million paid in cash and $3.4 million of an estimated net working capital adjustment and other purchase price adjustments paid in cash (“Cash Consideration”); (b) 8,578,199 new shares of Company common stock, 445,161 shares that were forfeited by the Sponsor and reissued to the stockholders of the Predecessor, and an additional 35,000 shares that were transferred by the Sponsor to the stockholders of the Predecessor, valued at a price of approximately $8.50 per share (“Stock Consideration”); and (c) $5.6 million worth of stock at approximately $8.50 per share (658,513 “Conversion Shares”) in a private placement. The Company funded a majority of the purchase price through new debt financing as described further in Note 7. On the date of the Business Combination, the Company also collected $2.50 million from the Predecessor’s stockholder pursuant to a note receivable agreement outstanding. This is netted against the purchase price adjustments that were settled in cash.

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

The Company has recorded an allocation of the purchase price to the Predecessor’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Business Combination date. The calculation of purchase price and purchase price allocation is as follows (in thousands):

Cash consideration:
Cash consideration	$68,000
Net working capital and other cash consideration adjustments	3,400
Total cash consideration	71,400
Stock consideration, including Conversion Shares	82,632
Total purchase price	$154,032

Current assets	$42,716
Property and equipment	1,745
Goodwill	113,589
Identifiable intangible assets	39,840
Other assets	166
Total assets acquired	198,056

Current liabilities	26,639
Deferred income taxes	11,903
Other long-term liabilities	5,482
Total liabilities assumed	44,024

Total purchase price	154,032
Less cash acquired	2,184
Total purchase price, net of cash acquired	$151,848

The following unaudited pro forma financial information for the three months ended March 31, 2015, assumes the Business Combination occurred on January 1, 2015, after giving effect to certain adjustments for amortization, interest, and income tax effects. The pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2015, or of future results. The table below summarizes unaudited pro forma results for the three months ended March 31, 2015, (in thousands, except for per share information):

Contract revenue	$48,964
Operating income	540
Net loss	(952)
Net loss per share, basic and diluted	(0.06)

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 2.	Business Combination (Continued)

The pro forma adjustments increased amortization and interest expense by $1.5 million and $2.0 million, respectively, and increased the income tax benefit by $0.5 million for the three months ended March 31, 2015.

There were no adjustments made to the purchase price allocation during the three months ended March 31, 2016.

Note 3.	Contract Receivables and Billings in Excess of Revenue Recognized

At March 31, 2016 and December 31, 2015, contract receivables consist of the following (in thousands):

	Successor
	March 31, 2016	March 31, 2015
	(Unaudited)

Billed accounts receivable	$19,412	$27,875
Unbilled accounts receivable	6,941	5,225
	26,353	33,100
Less: allowance for doubtful accounts	(276)	(276)
	$26,077	$32,824

Billings in excess of revenue recognized as of March 31, 2016 and December 31, 2015, are comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the proportional performance method.

Note 4.	Property and Equipment

At March 31, 2016 and December 31, 2015, property and equipment consists of the following (in thousands):

		Successor
	Estimated Life	March 31, 2016 (Unaudited)	March 31, 2015

Leasehold improvements	Life of lease	$1,316	$1,316
Computer hardware and software	1 - 3 years	329	329
Office furniture and equipment	1 - 7 years	110	110
		1,755	1,755
Less: accumulated depreciation and amortization		(196)	(57)
		$1,559	$1,698

Depreciation and amortization expense on property and equipment totaled $0.14 million and $0.31 million for the three months ended March 31, 2016 and 2015, respectively.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 5.	Intangible Assets

Identifiable intangible assets as of March 31, 2016, consist of the following (in thousands):

	Successor
	March 31, 2016
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$2,057	$24,323
Trade name	15 years	13,460	546	12,914
		$39,840	$2,603	$37,237

Identifiable intangible assets as of December 31, 2015, consist of the following (in thousands):

	Successor
	December 31, 2015
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$698	$25,682
Trade name	15 years	13,460	154	13,306
		$39,840	$852	$38,988

Amortization expense amounted to $1.75 million and $0.20 million for the three months ended March 31, 2016 and 2015, respectively.

Note 6.	Fair Value Measurements

The Company has investments in mutual funds held in a Rabbi Trust which are classified as trading securities and are included in current assets on the accompanying condensed consolidated balance sheets. The Rabbi Trust assets are used to fund amounts the Company owes to key managerial employees under the Company’s non-qualified deferred compensation plan (See Note 9). Based on the nature of the assets held, the Company uses quoted market prices in active markets for identical assets to determine fair values, which apply to Level 1 investments.

The mark to market adjustments are recorded in other income, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 for $0.40 million and $0.12 million, respectively.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 7.	Debt

The Company’s debt as of March 31, 2016 and December 31, 2015 consists of the following:

	Successor
	March 31, 2016	December 31, 2015
	(Unaudited)

Term loan	$80,728	$81,239
Less: debt discount on term loan	(5,882)	(6,237)
Less: current portion	(3,066)	(2,555)
	$71,780	$72,447

Credit Agreement (Successor): In connection with the consummation of the Business Combination, all indebtedness under STG Group’s prior credit facility was repaid in full and the agreement was terminated. The Company replaced the prior credit facility and entered into a new facility (the Credit Agreement) with a different financial lending group. The Credit Agreement provides for (a) a term loan in an aggregate principal amount of $81.75 million; (b) a $15 million asset-based revolving line-of-credit; and (c) an uncommitted accordion facility to be used to fund acquisitions of up to $90 million. Concurrent with the consummation of the Business Combination, the full amount of the term loan was drawn and there were no amounts drawn on the other two facilities. Each facility matures on November 23, 2020. The Company recorded $6.36 million of debt issuance costs in connection with the new facility as a reduction to the carrying amount of the new term loan. These costs are amortized using the effective interest method over the life of the term loan.

The principal amount of the term loan amortizes in quarterly installments which increase after each annual period. The quarterly installments range from 0.625% to 2.500% of the original principal amount and are paid through the quarter ending September 30, 2019. The remaining unpaid principal is due on the maturity date of November 23, 2020.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 7.	Debt (Continued)

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15 million and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith. The amount available under the line-of-credit was $15 million at March 31, 2016 and December 31, 2015.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement. As of March 31, 2016, the Company was in compliance with all financial covenants of the Credit Agreement.

Note 8.	Commitments and Contingencies

Legal matters: From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 9.	Deferred Compensation Plan

The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of the Company as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified within current liabilities as of March 31, 2016 and December 31, 2015 on the condensed consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices. As of March 31, 2016 and December 31, 2015, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $0.1 million and $4.5 million as of March 31, 2016 and December 31, 2015, respectively, and are included as part of current assets in the accompanying condensed consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded no contributions to the Deferred Compensation Plan during the three months ended March 31, 2016 and $0.01 million for the three months ended March 31, 2015. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.1 million and was paid on January 25, 2016.

Note 10.	Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of March 31, 2016 and December 31, 2015, amounts due from this entity totaled $0.02 million and $0.02 million, respectively. The Company recorded revenue of $0.03 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

No amount was due to this entity as of March 31, 2016 and December 31, 2015 for amounts relating to work performed under subcontracts. The Company recorded no direct costs for the three months ended March 31, 2016 and $0.02 million for the three months ended March 31, 2015, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc. and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three months ended March 31, 2016 totaled $0.1 million.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by stockholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of (i) 1.60 million shares of common stock; or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At March 31, 2016 and December 31, 2015, there were 1.57 million shares of common stock authorized and available for issuance under the Plan.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stock Based Compensation (Continued)

Upon completion of the Business Combination, the Company approved initial grants of non-qualified stock option awards under the Plan to the current independent members of the Board of Directors. The stock option awards expire in ten years from the date of grant and vest over a period of one year – 20% of the options vested 30 days following the grant date, 40% of the options will vest six months following the grant date subject to the Director’s continued service and the remaining 40% of the options will vest 12 months following the grant date subject to the Director’s continued service. The exercise price is required to be set at not less than 100% of the fair market value of the Company’s common stock. The total compensation expense related to the Plan was $0.04 million for the three months ended March 31, 2016. The income tax benefit related to share-based compensation expense was nominal for the three months ended March 31, 2016. As of March 31, 2016, $0.05 million of total unrecognized compensation expense related to the share-based compensation Plan is expected to be recognized over a weighted-average period of 0.68 years. The total unrecognized share-based compensation expense to be recognized in future periods as of March 31, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Outstanding and exercisable stock option awards as of March 31, 2016 totaled 33,336 and 2,226, respectively, and there were no grants, exercises, forfeitures, or cancellations of stock option awards during the three months ended March 31, 2016.

There was no aggregate intrinsic value for the options outstanding and exercisable at March 31, 2016 and December 31, 2015 because the exercise price exceeds the underlying share price.

Note 12.	Income Taxes

The Company’s effective income tax rate was 30.6% and 0% for the three months ended March 31, 2016 and 2015, respectively.  The Company’s effective tax rate for the quarter ended March 31, 2016, differs from the statutory federal rate as a result of state benefits, net of federal provision, permanent differences and changes in estimates made in the deferred taxes recorded as part of the Business Combination, which were not accounted for as measurement period adjustments.  The Company’s effective tax rate for the quarter ended March 31, 2015, differs from the statutory federal rate as a result of STG Group’s Subchapter S election prior to the Business Combination, the provision for certain state income taxes, and nondeductible items.

Note 13.	Segment Information

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

STG Group, Inc.

Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENT

STG Group, Inc. (formerly known as Global Defense & National Security Systems, Inc.), a former special purpose acquisition company focused on the U.S. defense and national security sector, successfully completed after the close of business November 23, 2015 (the “Closing Date”) the business combination (the “Business Combination”) with STG Group, Inc. (“STG Group” or the “Predecessor”), a provider of cyber, software and intelligence solutions to the U.S. government. At the closing of the Business Combination, the Company changed its name to “STG Group, Inc.” The Business Combination was consummated pursuant to the stock purchase agreement, dated as of June 8, 2015, by and among the Company, the Predecessor, the stockholders of the Predecessor, Global Defense LLC and Simon S. Lee, as Stockholders’ Representative. This combination is discussed in Note 2 of the Condensed Consolidated Financial Statements included herein.

In connection with the closing of the Business Combination, the Predecessor changed its name to “STG Group Holdings, Inc.” Unless the context otherwise requires, the “Company”, “we,” “us,” and “our” refers to STG Group, Inc.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, and the related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2015 Annual Report on Form 10-K for the year ended December, 31, 2015.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain financial measures, in particular the presentation of EBITDA and Adjusted EBITDA, which are not presented in accordance with generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are being presented because they provide readers of this MD&A with additional insight into the Company’s operational performance relative to comparable prior periods presented and relative to its peer group. EBITDA and Adjusted EBITDA are key measures used by the Company to evaluate its performance. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this MD&A should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Reconciliations of EBITDA and Adjusted EBITDA to net income, the most comparable GAAP measure, are provided in this MD&A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q. These forward-looking statements relate to outlooks or expectations for earnings, revenues, expenses or other future financial or business performance, strategies or expectations, or the impact of legal or regulatory matters on business, results of operations or financial condition. Specifically, forward-looking statements may include statements relating to:

•	the future financial performance of the Company;

STG Group, Inc.

Management’s Discussion and Analysis

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

Other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission, including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made. These forward-looking statements involve a number of known and unknown risks and uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	success in retaining or recruiting, or changes required in, officers, key employees or directors;

•	economic weakness, either nationally, or in the local markets in which we operate;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	adverse litigation or arbitration results;

•	the potential liquidity and trading of our securities;

•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act);

•	the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2015, under “Risk Factors” beginning on page 17.

•	changes in economic, business, competitive, technological and/or regulatory factors; and,

•	competitors in our various markets.

OVERVIEW

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

STG Group, Inc.

Management’s Discussion and Analysis

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

We employ over 900 cybersecurity, software development and intelligence analysis professionals who deliver these solutions in both the continental United States and in approximately 4 overseas locations.

STG Group, Inc.

Management’s Discussion and Analysis

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. We have achieved a period of continuous performance of more than a decade. As of March 31, 2016, our largest single contract award represented 20% of total revenues; the top 5 contracts represented 57% of total revenues.

We are currently contracted with approximately 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. As of March 31, 2016, we derived approximately 43% of our revenue from the Department of Defense; approximately 37% from the Department of State; approximately 18% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

Results of Operations (Unaudited)

Three Months Ended March 31, 2016 (Successor) Compared to Three Months Ended March 31, 2015 (Predecessor)

Selected Financial Information

The table below summarizes the Company’s first quarter of 2016 and 2015 revenues and income from operations.

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2016	(Decrease)/Increase		2015
(in millions, except percentages)		$	%
Contract revenue	$40.6	$(8.4)	(17)%	$49.0
Direct expenses	27.5	(5.4)	(16)%	32.9
Gross profit	13.1	(3.0)	(19)%	16.1
Indirect and selling expenses	12.7	(1.4)	(10)%	14.1
Operating income	0.4	(1.6)	(80)%	2.0
Other (expense) income, net	(0.4)	(0.5)	*	0.1
Interest expense	(2.2)	(2.2)	*	0.0
(Loss) income before income taxes	(2.1)	(4.2)	(200)%	2.1
Income tax benefit (expense)	0.6	0.6	*	0.0
Net (loss) income	$(1.5)	$(3.6)	(171)%	$2.1

STG Group, Inc.

Management’s Discussion and Analysis

Contract Revenue

Revenue for the first quarter of 2016 decreased by $8.4 million compared to the same period in 2015. The decrease in revenue is due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

The table below summarizes the Company’s revenue by customer for the first quarter of 2016 and 2015.

	Three months ended March 31,
	Successor		Predecessor
Revenue by customer	2016		2015
	(in thousands, except percentages)
Department of Defense	$17,433	43%	$20,885	43%
Department of State	14,817	37%	14,026	29%
Department of Homeland Security	3,286	8%	4,861	10%
Intelligence Community	992	2%	2,688	5%
Drug Enforcement Administration	0	0%	2,369	5%
Other Federal Civilian	4,081	10%	4,135	8%
	$40,609		$48,964

The Department of Defense continues to be our largest customer with 43% of the revenue generated from this customer during the first quarter of both financial year 2016 and 2015. Revenue by customer decreased in the Army, the Department of Homeland Security, the Intelligence Community, and the Drug Enforcement Agency in 2016 compared to the same period in 2015. There was a slight increase in revenue from the Department of State.

Time-and-materials contract revenue decreased by $3.3 million in the first quarter of 2016 versus the first quarter of 2015. The reduction in time-and-materials contract revenue was driven by reduced activity for the Army and Drug Enforcement Agency customers. Fixed price contract revenue decreased by $3.3 million due to a reduction in Army and Department of Homeland Security customers’ activities. The $1.7 million reduction in Cost Plus Fixed Fee revenues was mainly due to a reduction in Intelligence Community customers.

The table below summarizes the first quarter of 2016 and first quarter of 2015 revenue by contract billing type.

	Three months ended March 31,
	Successor		Predecessor
Revenue by Contract Type	2016		2015
	(in thousands, except percentages)
T&M	$14,168	35%	$17,493	36%
Fixed price	10,986	27%	14,278	29%
CPFF	15,455	38%	17,193	35%
	$40,609		$48,964

Prime contract revenue decreased by $8 million in the first quarter of 2016 compared to first quarter of 2015. The decrease was attributable to the expiration of Army contracts, the Drug Enforcement Administration contract, a Department of Homeland Security contract, and Intelligence Community contracts. The Company continues to look to increase its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise, and by managing the efforts of other contractors.

The table below summarizes the Company’s first quarter of 2016 and 2015 revenue by prime and subcontract type.

STG Group, Inc.

Management’s Discussion and Analysis

	Three months ended March 31,
	Successor		Predecessor
Revenue - Prime and Subcontract	2016		2015
	(in thousands, except percentages)
Prime	$35,151	87%	$43,195	88%
Subcontract	5,458	13%	5,769	12%
	$40,609		$48,964

STG Group, Inc.

Management’s Discussion and Analysis

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the quarter ended March 31, 2016, direct expenses decreased by 16%, or $5.4 million over the same period a year ago. This decrease in direct expenses is mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Drug Enforcement Administration, Department of Homeland Security, and Intelligence Community contracts.

Gross profit for the three months ended March 31, 2016 was lower by $3.0 million, or 19% compared to the three months ended March 31, 2015. This decrease in gross profit is due to the decrease in revenue. Gross profit margins for the first quarter of 2016 of 32% were comparable to the first quarter of 2015.

Indirect and Selling Expenses

Indirect and selling expenses decreased 10%, or $1.4 million for the three months ended March 31, 2016 compared to the same period a year ago. The decrease in indirect and selling expenses is due to cost savings realized from a reduction in force which took effect in the fourth quarter of 2015 offset by increased public company transition related costs and additional amortization costs related to the business combination on November 23, 2015.

Operating Income

First quarter of 2016 operating income was $0.4 million compared to $2.0 million in the first quarter of 2015, representing a 80% decrease. The reduced operating income was due to lower revenue and gross profit from contracts, higher public company expenses in 2016, and increased intangible amortization expenses of $1.6 million over the same period in 2015 as a result of the transaction, all of which were partially offset by cost reductions realized from cost cutting measures taken in the fourth quarter of 2015.

Other Income (Expense)

Other income (expense) was ($0.4) million for the quarter ended March 31, 2016 compared to $0.1 million for the quarter ended March 31, 2015. The difference of ($0.5) million is principally comprised of investment losses from the Rabbi Trust. Market fluctuations caused the change in other income (expense) between the first quarter of 2016 compared to the first quarter of 2015.

Interest Expense

Interest expense was $2.2 million for the quarter ended March 31, 2016 compared to no interest expense for the first quarter of 2015. Interest expense for 2016 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion. As a result, pre and post-acquisition interest expense will not be comparable.

Tax Benefit

The tax benefit was $0.6 million for the quarter ended March 31, 2016 compared to $0 million for the first quarter of 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. As a result, pre and post-acquisition income tax related expenses will not be comparable.

STG Group, Inc.

Management’s Discussion and Analysis

Net (Loss) Income

Net loss was ($1.5) million for the quarter ended March 31, 2016 compared to net income of $2.1 million for the quarter ended March 31, 2015. The reduction of $3.6 million is due to an increase in indirect expenses caused by increased amortization of intangible assets due to the Business Combination in November 2015, higher public company costs and interest expense in 2016 as well as lower gross profit on lower revenue. Such reductions in net income were partially offset by indirect cost savings realized in the first quarter of 2016 as a result of  the cost cutting measures taken in 2015.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (unaudited)

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015

Net (loss) income	$(1.5)	$2.1
Income tax (benefit) expense*	(0.7)	0.2
Interest Expense	1.8	-
Amortization of loan issuance cost	0.4	-
Depreciation and Amortization	0.1	0.3
Amortization of intangibles	1.8	0.2
EBITDA	$1.9	$2.8
Adjustments to EBITDA
Integration and other restructuring costs (1)	$0.5	$0.9
Nonrecurring expenses- Advisory, Legal, and professional fees (2)	0.5	0.9
Transaction Related Expenses (3)	0.3	0.2
Discontinued operations (4)	0.1	-
Share-based Compensation (5)	0.04	-
	-
Adjusted EBITDA	$3.3	$4.8

(1)	Integration and other restructuring costs include development of incentive compensation plans, executive recruiting fees, branding, communication plans, and severance related to reductions in force.

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses.

(3)	Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

(4)	Costs associated with the elimination of the STG DOHA, STG Netherlands, and STG Sentinel AFG foreign legal entities.

(5)	Represents non-cash share based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

Note-	Tax (benefit) provision in 2015 relates to tax payments made in jurisdictions where the Company files as if it were a C Corporation for tax purposes (i.e. the District of Columbia). These expenses were included in indirect and selling costs during that period in the accompanying financial statements.

STG Group, Inc.

Management’s Discussion and Analysis

Liquidity and Capital Resources

Background

For quarter ended March 2015 (Predecessor) and in prior years, the Company had not been leveraged other than its revolving credit facility which in the past had been used to provide working capital, mobilize new project wins, and cover abnormal fluctuations in the timing of cash receipts and payments.

On November 23, 2015, the Company, together with STG Group, STG, Inc., and Access Systems entered into a Credit Agreement (the “Credit Agreement”) with the lenders party thereto from time to time, MC Admin Co LLC (the "Lender"), as administrative agent, PNC Bank, National Association, as collateral agent (the “Collateral Agent”), and MC Admin Co LLC, as lead arranger. The Company served as the initial borrower of the term loans under the Credit Agreement, and STG, Inc. and Access Systems (collectively, the “Borrowers”) each immediately assumed all obligations of the Company under the Credit Agreement as if they had originally incurred them as borrowers. The Company and STG Group have each guaranteed Borrowers’ obligations under the Credit Agreement.

The Revolving Loan and the Term Loan both mature on November 23, 2020.

As of March 31, 2016, the Company had $11.1 million of available cash, $15 million of additional borrowings available under the revolving credit facility and up to $90 million available under the uncommitted accordion facility to be used to fund acquisitions (subject to additional lender commitments).

Indebtedness

In connection with the consummation of the Business Combination, all indebtedness under STG Group’s prior credit facility was repaid in full and the agreement was terminated. The Company replaced the prior credit facility and entered into a new facility (the Credit Agreement) with the Lender.

The Credit Agreement provides for:

STG Group, Inc.

Management’s Discussion and Analysis

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

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of March 31, 2016 was 8.8%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

Debt and Covenant Compliance

Our debt agreement requires payment of administrative fees, interest, and for the Company to be in compliance with certain financial covenants, including Quarterly EBITDA, Fixed Charge Coverage Ratio, Senior Secured Leverage Ratio, as well as restrictions on the amount of outstanding liens, sale of assets, payment of dividends, other indebtedness, and investments. The Company was in compliance with our debt covenants at March 31, 2016.

STG Group, Inc.

Management’s Discussion and Analysis

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2016 (Successor) and the Three Months Ended March 31, 2015 (Predecessor)

	Three Months Ended
	Successor		Predecessor
	March 31,		March 31,
(in millions)	2016	Variance	2015
Cash (used in) provided by operating activities	$(0.9)	$(24.0)	$23.1
Cash provided by (used in) investing activities	4.0	4.1	(0.1)
Cash used in financing activities	(0.5)	20.9	(21.4)
Net increase in cash and cash equivalents	2.6	1.0	1.6
Cash and cash equivalents at beginning of period	8.5	8.2	0.3
Cash and cash equivalents at end of period	$11.1	$9.2	$1.9

Depreciation and amortization	0.1	(0.2)	0.3
Capital expenditures	0.0	0.1	(0.1)
Cash paid for interest	1.8	1.8	0.0
Cash paid for taxes	0.6	0.6	0.0
Change in investments held in Rabbi Trust	(0.4)	(0.6)	0.2
Change in deferred compensation plan	0.4	0.6	(0.2)

Cash (used in) provided by operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

For the quarter ended March 31, 2016 (successor), cash used in operating activities was ($0.9) million. The cash used in operating activities was significantly impacted by a net loss of ($1.5) million and a distribution of ($4.0) million from the Rabbi Trust triggered by the Business Combination. These were offset by increases of (i) $1.8 million of adjustments for non-cash changes in deferred taxes, deferred rent, amortization of deferred financing fees, depreciation and amortization of property and equipment, amortization of intangible assets, and stock-based compensation and (ii) a net increase in cash of $5.2 million due to changes in contract receivables, prepaid expenses, and billings in excess of revenue. The foregoing were partially offset by $2.6 million of payments for accounts payable and accrued expenses along with accrued payroll and payroll related liabilities.

For the quarter ended March 31, 2015 (predecessor), cash provided by operating activities was $23.1 million. The cash provided by operating activities was significantly impacted by (i) net income of $2.1 million and (ii) increases in cash due to changes in contract receivables, prepaid expenses, and billings in excess of revenue totaling $19.1 million, (iii) increases in accounts payable, accrued expenses, accrued payroll and payroll related liabilities of $1.7 million and (iv) adjustments for non-cash changes in deferred rent, depreciation and amortization and amortization of intangible assets of $0.2 million.

For the quarter ended March 31, 2016 the Company had cash collections of $21.3 million, or 53% of revenue recognized in the quarter. For the quarter ended March 31, 2015, the Company had cash collections of $36.7 million, or 75% of revenue recognized in the quarter. The higher percentage of collections for the quarter ended March 31, 2015 was due to lagging receivables from 2014 which were collected during this period.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing twelve-month revenue. Days sales outstanding increased by 6 days from 53 days as of March 31, 2015, to 59 days as of March 31, 2016. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables as well as billings in excess of revenue recognized.

Cash provided by (used in) investing activities

For the quarter ended March 31, 2016 (successor), cash provided by investing activities of $4 million is proceeds from the sale of the investments held in the Rabbi Trust for distribution to the plan participants.

For the quarter ended March 31, 2015 (predecessor), cash used in investing activities was $0.1 million, primarily the result of investing in equipment and software, and leasehold improvements.

STG Group, Inc.

Management’s Discussion and Analysis

Cash used in financing activities

For the quarter ended March 31, 2016 (successor), cash used in financing activities was $0.5 million, primarily the result of payments due on the Company’s term debt.

For the quarter ended March 31, 2015 (predecessor), cash used in financing activities was $21.4 million. The cash used in financing activities was primarily the result of (i) repayment of the prior revolving credit facility of $13.5 million, (ii) a $6.1 million decrease of outstanding checks in excess of the bank balance, and (iii) distributions to the Predecessor’s stockholders of $1.7 million.

Depreciation and Amortization

Depreciation and amortization totaled $0.1 million and $0.3 million for the quarter ended March 31, 2016 and the quarter ended March 31, 2015, respectively. The $0.2 million decrease was primarily caused by recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0 million and $0.1 million for the quarters ended March 31, 2016 and 2015, respectively.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0.6 million for the quarter ended March 31, 2016 (successor). The Predecessor was an S corporation prior to the closing of the Business Combination and did not have corporate level taxes.

Off-Balance Sheet Arrangements

There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of March 31, 2016 and December 31, 2015, amounts due from this entity totaled $0.02 million and $0.02 million, respectively. The Company recorded revenue of $0.03 million and $0.3 million, respectively, for the three months ended March 31, 2016 and 2015.

No amount was due to this entity as of March 31, 2016 and December 31, 2015 for work performed under subcontracts. The Company also recorded no direct costs for the three months ended March 31, 2016 and $0.02 million for the three months ended March 31, 2015, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three months ended March 31, 2016 totaled $0.1 million.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the first quarter of 2016. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

STG Group, Inc.

10Q Part I – Items 3 and 4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, including our principal executive officer and our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 due to the material weakness in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the year ended December, 31, 2015.

STG Group, Inc.

10Q Part I – Items 3 and 4

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the material weakness identified in our Annual Report on Form 10-K for the year ended December, 31, 2015. Management intends to implement enhanced procedures over the Company’s review and monitoring controls over the consolidated income tax provision to improve the likelihood of preventing or detecting material errors.

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

Changes in Internal Control Over Financial Reporting

On November 23, 2015, we completed our Business Combination with STG Group, which was previously not a reporting company. We have begun to implement internal control over financial reporting related to the operation of STG Group as the subsidiary of a public company. Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STG Group, Inc.

10Q – Part II

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December, 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
10.1	Executive Employment Agreement, revised May 2, 2016, by and between Dale Davis and the Company	8-K	10.1	5/5/2016
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)        filed herewith electronically.

STG Group, Inc.

10Q – Part II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

STG Group, Inc.

Date: May 16, 2016

/s/ Paul A. Fernandes
Name: Paul A. Fernandes
Title: President (principal executive officer)

/s/ Charles L. Cosgrove
Name: Charles L. Cosgrove
Title: Chief Financial Officer (principal financial officer)

STG Group, Inc.

10Q – Part II

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
10.1	Executive Employment Agreement, revised May 2, 2016, by and between Dale Davis and the Company	8-K	10.1	5/5/2016
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)        filed herewith electronically.

