Form 10-Q
period 2016-06-30
STG Group, Inc.
filed 2016-08-15
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001—36149

STG Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3134302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11091 Sunset Hills Road, Suite 200
Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2016, there were 16,163,071 shares outstanding of the registrant’s common stock.

Item 1. Financial Statements

STG Group, Inc.

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor
	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$8,210	$8,503
Contract receivables, net	28,007	32,824
Investments held in Rabbi Trust	195	4,517
Prepaid expenses and other current assets	2,577	1,357
Deferred income taxes	-	2,415
Total current assets	38,989	49,616

Property and equipment, net	1,427	1,698
Goodwill	113,589	113,589
Intangible assets, net	35,486	38,988
Other assets	423	432

Total assets	$189,914	$204,323

Liabilities and Stockholders’ Equity
Current Liabilities
Long-term debt, current portion	$3,577	$2,555
Accounts payable and accrued expenses	7,793	9,605
Accrued payroll and related liabilities	7,474	8,441
Income taxes payable	4	561
Billings in excess of revenue recognized	212	304
Deferred compensation plan	195	4,517
Deferred rent	177	81
Total current liabilities	19,432	26,064

Long-term debt, net of current portion and discount	71,112	72,447
Deferred income taxes	8,687	12,630
Deferred rent	858	837
Total liabilities	100,089	111,978

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; shares issued and outstanding: 16,163,071 at June 30, 2016 and 16,107,071 at December 31, 2015	2	2
Additional paid-in capital	100,813	100,547
Accumulated deficit	(10,990)	(8,204)
Total stockholders’ equity	89,825	92,345

Total liabilities and stockholdersʼ equity	$189,914	$204,323

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Contract revenue	$40,918	$50,093	$81,524	$99,057
Direct expenses	27,675	34,614	55,136	67,503

Gross profit	13,243	15,479	26,388	31,554

Indirect and selling expenses	13,254	15,125	25,957	29,215

Operating (loss) income	(11)	354	431	2,339

Other income (expense)
Other income (expense), net	5	9	(393)	139
Interest expense	(2,150)	(2)	(4,312)	(18)
	(2,145)	7	(4,705)	121

(Loss) income before income taxes	(2,156)	361	(4,274)	2,460

Income tax benefit	(839)	-	(1,488)	-
Net (loss) income	$(1,317)	$361	$(2,786)	$2,460

Net (Loss) income per share available to common stockholders
Basic and diluted	$(0.10)	$325	$(0.19)	$2,214

Weighted average number of common shares outstanding
Basic and diluted	16,107,933	1,111	16,107,504	1,111

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows From Operating Activities
Net (loss) income	$(2,786)	$2,460
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred taxes	(1,528)	-
Bad debt recoveries	(191)	-
Lease termination costs	-	703
Loss on disposal of property and equipment	-	1,125
Deferred rent	117	(439)
Amortization of deferred financing costs	709	-
Depreciation and amortization of property and equipment	278	618
Amortization of intangible assets	3,502	396
Stock-based compensation	266	-
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	5,008	15,146
Prepaid expenses and other current assets	(1,220)	1,022
Other assets	9	17
Increase (decrease) in:
Accounts payable and accrued expenses	(2,369)	3,119
Accrued payroll and related liabilities	(967)	431
Deferred compensation plan	(3,924)	-
Billings in excess of revenue recognized	(92)	614
Net cash (used in) provided by operating activities	(3,188)	25,212

Cash Flows From Investing Activities
Proceeds from sales of investments held in Rabbi Trust	3,924	-
Purchases of property and equipment	(7)	(814)
Net cash provided by (used in) investing activities	3,917	(814)

Cash Flows From Financing Activities
Net repayments of line-of-credit	-	(11,977)
Decrease in outstanding checks in excess of bank balance	-	(5,182)
Payments on long-term debt	(1,022)	-
Distributions to stockholders	-	(6,387)
Net cash used in financing activities	(1,022)	(23,546)

Net (decrease) increase in cash and cash equivalents	(293)	852

Cash and Cash Equivalents
Beginning	8,503	340

Ending	$8,210	$1,192

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,603	$18

Cash paid for income taxes	$597	$-

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$(398)	$309

Change in deferred compensation plan	$398	$(309)

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

Basis of presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, including the Company’s significant accounting policies, refer to the condensed consolidated financial statements and related footnotes in the Company’s condensed consolidated financial statements for the period from January 1, 2015 through November 23, 2015 and for the period from November 24, 2015 through December 31, 2015 included in the Company’s Annual Report on Form 10K for the year ended December 31, 2015.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Figures are expressed in thousands of dollars unless otherwise indicated.

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Significant estimates embedded in the condensed consolidated financial statements for the periods presented include revenue recognition on fixed-price contracts, the allowance for doubtful accounts, the valuation and useful lives of intangible assets, the length of certain customer relationships, useful lives of property, plant and equipment, valuation of a Rabbi Trust and related deferred compensation liability. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined and are recorded as forward loss liabilities in the condensed consolidated financial statements. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Multiple agencies of the federal government directly or indirectly provided the majority of the Company's contract revenue during the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, there were two federal agency customers that each provided revenue in excess of 10% of total revenue and accounted for approximately 79% and 73%, respectively, of the Company’s total revenue.

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

For the three and six months ended June 30, 2016 and 2015, there was one vendor that comprised approximately 11% and 12%, respectively, of the Company’s total 2016 direct expenses and approximately 10% and 11%, respectively, of the Company’s total 2015 direct expenses.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Valuation of long-lived assets: The Company accounts for the valuation of long-lived assets, including amortizable intangible assets, under authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No indicators of impairment were identified for the six month period ended June 30, 2016. No impairment losses were recorded during the six month period ending June 30, 2016.

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

The Company has elected to perform its annual analysis on October 1 each year at the reporting unit level. As of the Closing Date of the Business Combination, the Company determined that there was one reporting unit and as a result of acquisition accounting for the Business Combination, the carrying value of the reporting unit was equal to its fair value on the Closing Date. No triggering events occurred during the six month period ending June 30, 2016 requiring an interim impairment test.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Interest and penalties related to tax matters are recognized in expense. There was no accrued interest or penalties recorded during the six months ended June 30, 2016 and 2015.

Fair value of financial instruments The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of June 30, 2016 and December 31, 2015, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

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

Level 1	Inputs that are based upon quoted prices for identical instruments traded in active markets.

Level 2	Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of June 30, 2016 and December 31, 2015, the Company has no financial assets or liabilities that are categorized as Level 3.

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

Debt issuance costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. The Company decided to early adopt this ASU as of December 31, 2015. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 7, the Company originally recorded $6.36 million in debt issuance costs as a discount against the carrying amount of the loan. Amortization of $0.35 million and $0.71 million for the three and six months ended June 30, 2016 is included in interest expense.

Stock based compensation: The Company measures compensation expense for stock based equity awards based on the fair value of the awards on the grant date. Compensation is recognized as expense in the accompanying consolidated statements of operations ratably over the required service period or, for performance based awards, when the achievement of the performance targets become probable.

Net (loss) income per share: Basic net (loss) income per share available to common shareholders of the Company is calculated by dividing the net (loss) income by the weighted average number of common shares outstanding during the year. Common shares issuable upon exercise of the stock options and future vesting of the restricted stock awards (see Note 12) have not been included in the computation because their inclusion would have had an antidilutive effect for all periods presented.

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Recent accounting pronouncements: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance. Under the guidance, all entities should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the Company in the first quarter of 2018. Early adoption is not permitted. Management has not yet assessed the potential impact of this guidance on its condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. The adoption of this standard has not had a significant impact on the condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed consolidated financial statements or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This update, among other things, modifies the evaluation of whether certain entities are VIEs or voting interest entities and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly related-party relationships. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard has not had a significant impact on the condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The adoption of this standard has not had a significant impact on the condensed consolidated financial statements.

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this standard prospectively during the quarter ended June 30, 2016. The adoption of ASU 2015-17 has resulted in the aggregation of a $0.6 million of current deferred tax asset and a $9.3 million deferred tax liability to a single line reported on the balance sheet as a non-current deferred tax liability in the amount of $8.7 million.

In February 2016, the FASB issued ASU 2016-05, Leases (Topic 842). The standard impacts both lessors and lessees. The most significant change for lessees is that the requirement to recognize right-to-use assets and lease liabilities for all leases not considered short term. The guidance is effective for fiscal years beginning after December 15, 2018 and will be applied on a modified retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this new standard will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its condensed consolidated financial statements.

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

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. The amendments, among other things: (1) clarify the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments are at the same date that Topic 606 is effective, which is the first quarter of fiscal year 2018. The Company is evaluating the impact that adoption of these amendments will have on its condensed consolidated financial statements.

Note 2.	Business Combination

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

Notes to Condensed Consolidated Statements

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

The following unaudited pro forma financial information for the three and six months ended June 30, 2015, assumes the Business Combination occurred on January 1, 2015, after giving effect to certain adjustments for amortization, interest, and income tax effects. The pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2015, or of future results. The table below summarizes unaudited pro forma results for the three and six months ended June 30, 2015, (in thousands, except for per share information):

	(Unaudited ProForma)
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Contract revenue	$50,093	$99,057
Operating loss	(1,092)	(552)
Net loss	(1,827)	(2,779)

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 2.	Business Combination (Continued)

The pro forma adjustments increased amortization and interest expense by $1.5 million and $2.1 million, respectively, and increased the income tax benefit by $1.2 million for the three months ended June 30, 2015.

The pro forma adjustments increased amortization and interest expense by $2.9 million and $4.1 million, respectively, and increased the income tax benefit by $1.8 million for the six months ended June 30, 2015.

There were no adjustments made to the purchase price allocation during the six months ended June 30, 2016.

Note 3.	Contract Receivables and Billings in Excess of Revenue Recognized

At June 30, 2016 and December 31, 2015, contract receivables consist of the following (in thousands):

	Successor
	June 30, 2016	December 31, 2015
	(Unaudited)

Billed accounts receivable	$21,437	$27,875
Unbilled accounts receivable	6,655	5,225
	28,092	33,100
Less: allowance for doubtful accounts	(85)	(276)
	$28,007	$32,824

Billings in excess of revenue recognized as of June 30, 2016 and December 31, 2015, are comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the proportional performance method.

Note 4.	Property and Equipment

At June 30, 2016 and December 31, 2015, property and equipment consists of the following (in thousands):

		Successor
	Estimated	June, 30, 2016	December 31, 2015
	Life	(Unaudited)

Leasehold improvements	Life of lease	$1,323	$1,316
Computer hardware and software	1 - 3 years	329	329
Office furniture and equipment	1 - 7 years	110	110
		1,762	1,755
Less: accumulated depreciation and amortization		(335)	(57)
		$1,427	$1,698

Depreciation and amortization expense on property and equipment totaled $0.14 million and $0.28 million for the three and six months ended June 30, 2016 and $0.31 million and $0.62 million for the three and six months ended June 30, 2015, respectively.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 5.	Intangible Assets

Identifiable intangible assets as of June 30, 2016, consist of the following (in thousands):

	Successor
	June 30, 2016
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$3,416	$22,964
Trade name	15 years	13,460	938	12,522
		$39,840	$4,354	$35,486

Identifiable intangible assets as of December 31, 2015, consist of the following (in thousands):

	Successor
	December 31, 2015
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$698	$25,682
Trade name	15 years	13,460	154	13,306
		$39,840	$852	$38,988

Amortization expense amounted to $1.75 million and $3.50 million for the three and six months ended June 30, 2016, respectively, and $0.20 million and $0.40 million for the three and six months ended June 30, 2015, respectively.

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

The mark to market adjustments are recorded in other income, net in the accompanying condensed consolidated statements of operations totaling a nominal gain and a net loss of ($0.40) million for the three and six months ended June 30, 2016, and a net gain of $0.01 million and $0.13 million for the three and six months ended June 30, 2015, respectively.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 7.	Debt

The Company’s debt as of June 30, 2016 and December 31, 2015 consists of the following:

	Successor
	June 30, 2016	December 31, 2015
	(Unaudited)

Term loan	$80,218	$81,239
Less: debt discount on term loan	(5,529)	(6,237)
Less: current portion	(3,577)	(2,555)
	$71,112	$72,447

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

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 7.	Debt (Continued)

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15 million and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith. The amount available under the line-of-credit was $15 million at June 30, 2016 and December 31, 2015.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement. As of June 30, 2016, the Company is in compliance with all financial covenants of the Credit Agreement.

Note 8.	Commitments and Contingencies

Legal matters: From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 9.	Deferred Compensation Plan

The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of the Company as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified within current liabilities as of June 30, 2016 and December 31, 2015 on the condensed consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices. As of June 30, 2016 and December 31, 2015, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $0.20 million and $4.52 million as of June 30, 2016 and December 31, 2015, respectively, and are included as part of current assets in the accompanying condensed consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded no contributions to the Deferred Compensation Plan during the three and six months ended June 30, 2016. The Company recorded contributions to the Deferred Compensation Plan of $0.01 million and $0.02 million for the three and six months ended June 30, 2015. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.11 million and was paid on January 25, 2016.

Note 10.	Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of June 30, 2016 and December 31, 2015, amounts due from this entity totaled $0.01 million and $0.03 million, respectively. The Company recorded revenue of $0.03 million and  $0.04 million, respectively, for the three and six months ended June 30, 2016 to this related party. The Company recorded revenue of $0.03 million and $0.06 million, respectively, for the three and six months ended June 30, 2015 to this related party.

No amount was due to this entity as of June 30, 2016 and December 31, 2015 for amounts relating to work performed under subcontracts. The Company also recorded no direct costs for the three and six months ended June  30, 2016 and no direct costs and $0.02 million of direct costs for the three and six months ended June 30, 2015, respectively, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc. and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three and six months ended June 30, 2016 totaled $0.1 million and $0.3 million, respectively.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stockholders’ Equity

On November 23, 2015, the Company’s amended and restated certificate of incorporation authorized 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

At June 30, 2016 and December 31, 2015, the Company had authorized for issuance 100,000,000 shares of $0.0001 par value common stock, of which 16,163,071 shares were issued and outstanding, including 56,000 shares subject to the vesting of restricted stock awards, and had authorized for issuance 10,000,000 shares of $0.0001 par value preferred stock, of which no shares were issued and outstanding as of June 30, 2016.

Note 12.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by shareholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of (i) 1.60 million shares of common stock; or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At June 30, 2016 and December 31, 2015, there were 1.19 million and 1.57 million shares, respectively, of common stock authorized and available for issuance under the Plan.

Stock Options

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

In June 2016, the Company granted non-qualified stock option awards under the Plan to certain key employees of the Company. The stock option awards expire in ten years from the date of grant and vest in 20% increments over a period that ranges from the grant date to approximately 4.5 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes model that uses the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	1.7%
Expected option term	6 years
Volatility	88.2%
Weighted-average fair value	$3.24

The Company calculated the expected term of the stock option awards using what the Company predicts for the future exercise pattern because the Company lacks historical data and is unable to make reasonable assumptions using historical exercise patterns. The Company also estimates forfeitures of share-based awards at the time of grant and revises such estimates in subsequent periods if actual forfeitures differ from original projections. The Company’s assumptions with respect to stock price volatility are based on the average historical volatility of peers with similar attributes. The Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity rate.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 12.	Stock Based Compensation (Continued)

The total compensation expense related to stock options granted under the Plan was $0.20 million and $0.25 million, respectively, for the three and six months ended June 30, 2016. The income tax benefit related to share-based compensation expense was approximately $0.08 million and $0.10 million, respectively, for the three and six months ended June 30, 2016. As of June 30, 2016, $0.87 million of total unrecognized compensation expense related to the stock options granted under the Plan is expected to be recognized over a weighted-average period of 3.3 years. The total unrecognized share-based compensation expense to be recognized in future periods as of June 30, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Stock option awards as of June 30, 2016, and changes during the six months ended June 30, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	33,336	$5.40
Granted	317,972	5.00
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	351,308	$5.04	9.88	$-

Exercisable, end of period	71,055	$5.11	9.78	$-

There was no aggregate intrinsic value for the options outstanding and exercisable at June 30, 2016 because the exercise price exceeds the underlying share price.

Restricted Stock Awards

In June 2016, the Company granted restricted stock awards under the Plan to members of the Board of Directors. The awards vest at 20% on the date of the award and in two 40% increments during the remaining annual period.

The total compensation expense related to restricted stock awards granted under the Plan was $0.02 million for the three and six months ended June 30, 2016. The income tax benefit related to share-based compensation expense was approximately $0.01 million for the three and six months ended June 30, 2016. As of June 30, 2016, $0.09 million of total unrecognized compensation expense related to the restricted stock awards under the Plan is expected to be recognized over a weighted-average period of 1 year. The total unrecognized share-based compensation expense to be recognized in future periods as of June 30, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Outstanding (non-vested) and vested restricted awards as of June 30, 2016 totaled 44,800 and 11,200, respectively, and 11,200 vested during the six months ended June 30, 2016. The weighted-average grant date fair value of vested and non-vested awards was $1.99 per share.

Note 13.	Income Taxes

The effective income tax rate was 38.9% and 34.8% for the three and six months ended June 30, 2016 and 0% for three and six months ended June 30, 2015.  The Company’s effective tax rate for the three and six months ended June 30, 2016, differs from the statutory federal rate as a result of state benefits, net of federal provision, permanent differences and changes in estimates made in the deferred taxes recorded as part of the Business Combination, which were not accounted for as measurement period adjustments.  The Company’s effective tax rate for the three and six months ended June 30, 2015, differs from the statutory federal rate as a result of the Company’s Subchapter S election prior to the Business Combination, the provision for certain state income taxes, and nondeductible items.

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

We are SEI CMMI Maturity Level 3 Rated and hold certifications in ISO 9001:2008, ISO/IEC 20000-1:2011 and ISO/IEC 27001:2013. We fully integrate ISO 20000-1:2011 quality aspects into our corporate engineering methodology to ensure we deliver high-quality products and services on time and within budget.

We employ over 900 cybersecurity, software development and intelligence analysis professionals who deliver these solutions in both the continental United States and in approximately 4 overseas locations.

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. We have achieved a period of continuous performance of more than a decade. As of June 30, 2016, our largest single contract award represented 20% of total revenues; the top 5 contracts represented 58% of total revenues.

We are currently contracted with approximately 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. As of June 30, 2016, we derived approximately 44% of our revenue from the Department of Defense; approximately 36% from the Department of State; approximately 18% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

Selected Key Financial Metrics

Contract Revenue

Revenue decreased $9.2 million and $17.6 million for the second quarter and six months ended June 30, 2016 as compared to the same periods in 2015. The decrease in revenue in both the quarter and six months ended June 30, 2016 is due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

The table below summarizes the Company’s revenue by customer for both the second quarter and six months ended June 30 of 2016 and 2015.

	Three Months ended June 30,				Six Months ended June 30,
	Successor		Predecessor		Successor		Predecessor
Revenue by customer	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
Department of Defense	$17,991	44%	$21,708	43%	$35,430	43%	$42,593	43%
Department of State	14,665	36%	15,926	32%	29,463	36%	30,917	31%
Department of Homeland Security	2,482	6%	3,972	8%	5,600	7%	7,964	8%
Intel Community	923	2%	2,784	6%	1,958	3%	5,808	6%
Drug Enforcement Administration	0	0%	1,611	3%	0	0%	3,979	4%
Other Federal Civilian	4,857	12%	4,092	8%	9,073	11%	7,796	8%
	$40,918		$50,093		$81,524		$99,057

The Department of Defense continues to be our largest customer with 44% of the revenue in both the second quarter and six months ended June 30, 2016 and 2015. Revenue generally decreased across the customer base for the quarter and six months ended June 30, 2016 compared to the same periods in 2015, although there was an increase in revenue from Federal Civilian agencies.

Time-and-materials contract revenue decreased by $3.4 million in the second quarter of 2016 versus the second quarter of 2015 and $6.7 million for the six months ended June 30, 2016 versus the same period in 2015. The reduction in time-and-materials contract revenue was driven by reduced activity for the Army and Drug Enforcement Agency customers for both the quarter and six month periods. Fixed price contract revenue decreased by $3.2 and $6.5 million when comparing the second quarter and six months ended June 30, 2016 versus the same periods in 2015. Reductions in Army and Department of Homeland Security customers’ activities are responsible for these decreases. The $2.5 million and $4.3 million reductions in Cost Plus Fixed Fee revenues were mainly due to a reduction in Intelligence Community customers for both the quarter and six months ended June 30 2016 as compared to the same period in 2015.

The table below summarizes revenue by contract type for both the second quarter and six months ended June 30 of 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	Successor		Predecessor		Successor		Predecessor
Revenue by Contract Type	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
T&M	$14,026	34%	$17,431	35%	$28,194	34%	$34,924	35%
Fixed price	10,855	27%	14,068	28%	21,841	27%	28,346	29%
CPFF	16,037	39%	18,594	37%	31,489	39%	35,787	36%
	$40,918		$50,093		$81,524		$99,057

Prime contract revenue decreased by $8.4 million in the second quarter of 2016 compared to the same period in 2015. The decrease was attributable to the expiration of Army contracts, the Drug Enforcement Administration contract, a Department of Homeland Security contract, and Intelligence Community contracts. For the six months ended June 30, 2016, prime contract revenue decreased by $16.4 million compared to the same period in 2015, for similar reasons. The Company continues to look to increase its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise, and by managing the efforts of other contractors.

The table below summarizes the Company’s revenue by prime and subcontract type for both the quarter and six months ended June 30 of 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	Successor		Predecessor		Successor		Predecessor
Revenue – Prime and Subcontract	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
Prime	$35,742	87%	$44,114	88%	$70,890	87%	$87,309	88%
Subcontract	5,176	13%	5,979	12%	10,634	13%	11,748	12%
	$40,918		$50,093		$81,524		$99,057

Results of Operations (Unaudited)

Three Months Ended June 30, 2016 (Successor) Compared to Three Months Ended June 30, 2015 (Predecessor)

Selected Financial Information

The table below summarizes the Company’s second quarter of 2016 and 2015 revenues and income from operations.

	Successor			Predecessor
	Three Months			Three Months
	Ended			Ended
	June 30,			June 30,
	2016	(Decrease)/Increase		2015
(in millions, except percentages)		$	%
Contract revenue	$40.9	(9.2)	(18)%	$50.1
Direct expenses	27.7	(6.9)	(20)%	34.6
Gross profit	13.2	(2.3)	(15)%	15.5
Indirect and selling expenses	13.2	(1.9)	(13)%	15.1
Operating income	0.0	(0.4)	(100)%	0.4
Other (expense) income, net	0.0	0.0		0.0
Interest expense	2.1	2.1		0.0
(Loss) income before income taxes	(2.1)	(2.5)	(625)%	0.4
Income tax benefit (expense)	0.8	0.8	(100)%	(0.0)
Net (loss) income	$(1.3)	$(1.7)	(425)%	$0.4

Revenue

Revenue decreased $9.2 million for the quarter ended June 30, 2016 as compared to the same period in 2015. This decrease was primarily due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the quarter ended June 30, 2016, direct expenses decreased by 20%, or $6.9 million compared to the same period in 2015. This decrease in direct expenses is mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Drug Enforcement Administration, Department of Homeland Security, and Intelligence Community contracts.

Gross profit for the three months ended June 30, 2016 was lower by $2.3 million, or 15% compared to the three months ended June 30, 2015. This decrease was primarily due to the decrease in revenue. Gross profit margins for the second quarter of 2016 of 32% were comparable to the second quarter of 2015.

Indirect and Selling Expenses

Indirect and selling expenses decreased 13%, or $1.9 million for the three months ended June 30, 2016, compared to the same period in 2015. This decrease was primarily due to cost savings realized from a reduction in force which took effect in the fourth quarter of 2015, partially offset by increased public company transition related costs and additional amortization costs related to the business combination on November 23, 2015.

Operating Income

We had no operating income in the second quarter of 2016, compared to $0.4 million in the second quarter of 2015, representing a 100% decrease. The reduced operating income was partially due to lower revenue and gross profit from contracts, higher public company expenses in 2016, and increased intangible amortization expenses of $1.8 million compared to the same period in 2015 as a result of the transaction, all of which were partially offset by cost reductions arising from cost cutting measures taken in the fourth quarter of 2015.

Other Income (Expense)

Other income (expense) was less than $0.1 million in both of the quarters ended June 30, 2016 or June 30, 2015.

Interest Expense

Interest expense was $2.2 million for the quarter ended June 30, 2016 compared to no interest expense for the first quarter of 2015. Interest expense for 2016 reflects the Company’s new level of debt following the consummation of the Business Combination. See the “Indebtedness” section of this MD&A for further discussion. As a result, pre and post-acquisition interest expense will not be comparable.

Tax Benefit

The tax benefit was $0.8 million for the quarter ended June 30, 2016 compared to less than $.0.1 million for the second quarter of 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. As a result, pre and post-acquisition income tax related expenses will not be comparable.

Net (Loss) Income

Net loss was ($1.3) million for the quarter ended June 30, 2016 compared to net income of $0.4 million for the quarter ended June 30, 2015. The reduction of $1.7 million was primarily due to an increase in indirect expenses related to increased amortization of intangible assets due to the Business Combination in November 2015, higher public company costs and interest expense in 2016 as well as lower gross profit on lower revenue. These reductions in net income were partially offset by indirect cost savings realized in the second quarter of 2016 as a result the cost cutting measures taken in 2015 and 2016.

The Company defines EBITDA as net (loss) income before interest expense, provision (benefit) for income taxes, depreciation and amortization and (gain)/loss on disposal of property, plant and equipment.

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

Set forth below is a reconciliation of Adjusted EBITDA to net (loss) income (unaudited):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2016	2015

Net (loss) income	$(1.3)	$0.4
Income tax (benefit) expense*	(0.8)	0.1
Interest Expense	1.8	0.0
Amortization of loan issuance cost	0.3	0.0
Depreciation and Amortization	0.1	0.3
Amortization of intangibles	1.8	0.2
EBITDA	$1.9	$1.0
Adjustments to EBITDA
Integration and other restructuring costs (1)	$1.4	$3.1
Nonrecurring expenses- Advisory, Legal, and professional fees (2)	0.1	0.5
Transaction Related Expenses (3)	0.0	0.7
Share-based Compensation (4)	0.2	0.0

Adjusted EBITDA	$3.6	$5.3

(1)	Integration and other restructuring costs include development of incentive compensation plans, branding, communication plans, and severance related to reductions in force,

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses

(3)	Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

(4)	Represents non-cash share-based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

Note-	Tax provision in 2015 relates to tax payments made in jurisdictions where the Company files as if it were a C Corporation for tax purposes (i.e. the District of Columbia). These expenses were included in indirect and selling costs during that period in the accompanying financial statements.

Six Months Ended June 30, 2016 (Successor) Compared to Six Months Ended June 30, 2015 (Predecessor)

Selected Financial Information

The table below summarizes the Company’s revenues and income from operations for the periods indicated.

	Successor			Predecessor
	Six Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2016	(Decrease)/Increase		2015
(in millions, except percentages)		$	%
Contract revenue	$81.5	(17.6)	(18)%	$99.1
Direct expenses	55.1	(12.4)	(18)%	67.5
Gross profit	26.4	(5.2)	(16)%	31.6
Indirect and selling expenses	26.0	(3.2)	(11)%	29.2
Operating income	0.4	(2.0)	(83)%	2.4
Other (expense) income, net	(0.4)	(0.5)	(500)%	0.1
Interest expense	4.3	4.3		0.0
(Loss) income before income taxes	(4.3)	(6.8)	(272)%	2.5
Income tax benefit (expense)	1.5	1.5		(0.0)
Net (loss) income	$(2.8)	$(5.3)	(212)%	$2.5

Revenue

Revenue decreased $17.6 million for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in revenue was primarily due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. For the six months ended June 30, 2016, direct expenses decreased by 18%, or $12.4 million over the same period a year ago. This decrease in direct expenses was mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Drug Enforcement Administration, Department of Homeland Security, and Intelligence Community contracts.

Gross profit for the six months ended June 30, 2016 was lower by $5.2 million, or 16% compared to the six months ended June 30, 2015. This decrease in gross profit was primarily due to the decrease in revenue. Gross profit margins for the first six months of 2016 of 32% were comparable to the first six months of 2015.

Indirect and Selling Expenses

Indirect and selling expenses decreased 11%, or $3.2 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in indirect and selling expenses was primarily due to cost savings realized from a reduction in force which took effect in the fourth quarter of 2015, partially offset by increased public company transition related costs and additional amortization costs related to the business combination on November 23, 2015.

Operating Income

For the six months ended June 30, 2016 operating income was $0.4 million compared to $2.4 million in the first two quarters of 2015, representing an 83% decrease. The reduced operating income was primarily due to lower revenue and gross profit from contracts, higher public company expenses in 2016, and increased intangible amortization expenses as a result of the transaction over the same period in 2015 all of which were partially offset by cost reductions realized from cost cutting measures taken in the fourth quarter of 2015.

Other Income (Expense)

Other income (expense) was ($0.4) million for the six months ended June 30, 2016 compared to $0.1 million for the six months ended June 30, 2015. The difference of ($0.5) million was principally comprised of investment losses from the Rabbi Trust. Market fluctuations caused the change in other income (expense) between the first two quarters of 2016 compared to the first two quarters of 2015.

Interest Expense

Interest expense was $4.3 million for the six months ended June 30, 2016 compared to interest expense of less than $.01 million for the first two quarters of 2015. Interest expense for 2016 reflects the Company’s new level of debt following the consummation of the Business Combination. See the “Indebtedness” section of this MD&A for further discussion. As a result, pre and post-acquisition interest expense will not be comparable.

Tax Benefit

The tax benefit was $1.5 million for the six months ended June 30, 2016 compared to $0 million for the first six months of 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. As a result, pre and post-acquisition income tax related expenses will not be comparable.

Net (Loss) Income

Net loss was ($2.8) million for the six months ended June 30, 2016 compared to net income of $2.5 million for the same period ended June 30, 2015. The reduction of $5.3 million is due to an increase in indirect expenses caused by increased amortization of intangible assets due to the Business Combination in November 2015, higher public company costs and interest expense in 2016 as well as lower gross profit on lower revenue. Such reductions in net income were partially offset by indirect cost savings realized in the first two quarters of 2016 as a result the cost cutting measures taken in 2015.

Set forth below is a reconciliation of Adjusted EBITDA to net (loss) income (unaudited):

	Successor	Predecessor
	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015

Net (loss) income	$(2.8)	$2.5
Income tax (benefit) expense*	(1.5)	0.3
Interest Expense	3.6	0.0
Amortization of loan issuance cost	0.7	0.0
Depreciation and Amortization	0.3	0.6
Amortization of intangibles	3.5	0.4
EBITDA	$3.8	$3.8
Adjustments to EBITDA
Integration and other restructuring costs (1)	$1.9	$4.0
Nonrecurring expenses- Advisory, Legal, and professional fees (2)	0.6	1.1
Transaction Related Expenses (3)	0.2	0.7
Discontinued operations (4)	0.1	0.0
Share-based Compensation (5)	0.3	0.0

Adjusted EBITDA	$6.9	$9.6

(1)	Integration and other restructuring costs include development of incentive compensation plans, branding, communication plans, and severance related to reductions in force,

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses

(3)	Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

(4)	Costs associated with the elimination of the STG DOHA, STG Netherlands, and STG Sentinel AFG foreign legal entities.

(5)	Represents non-cash share-based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

Note-	Tax provision in 2015 relates to tax payments made in jurisdictions where the Company files as if it were a C Corporation for tax purposes (i.e. the District of Columbia). These expenses were included in indirect and selling costs during that period in the accompanying financial statements.

Liquidity and Capital Resources

Background

For the six months ended June 2015 (Predecessor) and in prior years, the Company had not been leveraged other than its revolving credit facility which in the past had been used to provide working capital, mobilize new project wins, and cover abnormal fluctuations in the timing of cash receipts and payments.

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

The Revolving Loan and the Term Loan both mature on November 23, 2020.

As of June 30, 2016, the Company had $8.2 million of available cash, $15 million of additional borrowings available under the revolving credit facility and up to $90 million available under the uncommitted accordion facility to be used to fund acquisitions (subject to additional lender commitments).

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

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of June 30, 2016 was 8.8%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

Debt and Covenant Compliance

Our debt agreement requires payment of administrative fees, interest, and for the Company to be in compliance with certain financial covenants, including Quarterly EBITDA, Fixed Charge Coverage Ratio, Senior Secured Leverage Ratio, as well as restrictions on the amount of outstanding liens, sale of assets, payment of dividends, other indebtedness, and investments. The Company was in compliance with our debt covenants at June 30, 2016.

Unaudited Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2016 (Successor) and the Six Months Ended June 30, 2015 (Predecessor)

	Six Months Ended
	Successor		Predecessor
	June 30,		June 30,
(in millions)	2016	Variance	2015
Cash (used in) provided by operating activities	$(3.2)	$(28.4)	$25.2
Cash provided by (used in) investing activities	3.9	4.7	(0.8)
Cash used in financing activities	(1.0)	22.5	(23.5)
Net (decrease) increase in cash and cash equivalents	(0.3)	(1.2)	0.9
Cash and cash equivalents at beginning of period	8.5	8.2	0.3
Cash and cash equivalents at end of period	$8.2	$7	$1.2

Depreciation and amortization	0.3	(0.3)	0.6
Capital expenditures	0.0	0.8	(0.8)
Cash paid for interest	3.6	3.6	0
Cash paid for taxes	0.6	0.6	0
Change in investments held in Rabbi Trust	(0.4)	(0.7)	0.3
Change in deferred compensation plan	0.4	0.7	(0.3)

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s revenues generated from existing customers, the ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

For the six months ended June 30, 2016 (successor), cash used in operating activities was ($3.2) million. The cash used in operating activities was significantly impacted by a net loss of ($2.8) million and a distribution of ($3.9) million from the Rabbi Trust triggered by the Business Combination. These were offset by increases of (i) $3.2 million of adjustments for non-cash changes in deferred taxes, deferred rent, amortization of deferred financing fees, depreciation and amortization of property and equipment, amortization of intangible assets, and stock-based compensation and (ii) a net increase in cash of $3.8 million due to changes in contract receivables, prepaid expenses, and billings in excess of revenue. The foregoing were partially offset by $3.4 million of payments for accounts payable and accrued expenses along with accrued payroll and payroll related liabilities.

For the six months ended June 30, 2015 (predecessor), cash provided by operating activities was $25.2 million. The cash provided by operating activities was significantly impacted by the (i) net income of $2.5 million and (ii) increases in cash due to changes in contract receivables, prepaid expenses, and billings in excess of revenue totaling $16 million, (iii) increases in accounts payable, accrued expenses, accrued payroll and payroll related liabilities of $5.0 million (iii) adjustments for non-cash changes in deferred rent, depreciation and amortization and amortization of intangible assets of $2.4 million.

For the six months ended June 30, 2016 the Company had cash collections of $76.7 million, or 94% of revenue recognized in the period. For the six months ended June 30, 2015, the Company had cash collections of $116.8 million, or 118% of revenue recognized in the period. The higher percentage of collections for the six months ended June 30, 2015 is due to lagging receivables from 2014 which were collected during this period.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing twelve-month revenue. Days sales outstanding increased by 3 days from 58 days as of June 30, 2015, to 61 days as of June 30, 2016. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables as well as billings in excess of revenue recognized.

Cash provided by investing activities

For the six months ended June 30, 2016 (successor), cash provided by investing activities of $3.9 million is proceeds from the sale of the investments held in the Rabbi Trust for distribution to the plan participants.

For the six months ended June 30, 2015 (predecessor), cash used in investing activities was $0.8 million, primarily the result of investing in equipment and software, and leasehold improvements.

Cash used in financing activities

For the six months ended June 30, 2016 (successor), cash used in financing activities was $1.0 million, primarily the result of payments due on the Company’s term debt.

For the six months ended June 30, 2015 (predecessor), cash used in financing activities was $23.5 million. The cash used in financing activities was primarily the result of (i) repayment of the prior revolving credit facility of $12 million, (ii) a $5.2 million decrease of outstanding checks in excess of the bank balance, and (iii) distributions to the Predecessor’s stockholders of $6.4 million.

Depreciation and Amortization

Depreciation and amortization totaled $0.3 million and $0.6 million for the six months ended June 30, 2016 and the same period ended June 30, 2015, respectively. The $0.3 million decrease was primarily caused by recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0.6 million for the six months ended June 30, 2016 (successor). The Predecessor was an S corporation prior to the closing of the Business Combination and did not have corporate level taxes.

Off-Balance Sheet Arrangements

There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of June 30, 2016 and December 31, 2015, amounts due from this entity totaled $0.01 million  and $0.03 million, respectively. The Company recorded revenue of $0.04 million and $0.06 million, respectively, for the six months ended June 30, 2016 and 2015.

No amount was due to this entity as of June 30, 2016 and December 31, 2015 for work performed under subcontracts. The Company also recorded no direct costs for the six ended June 30, 2016 and $0.02 million for the six months ended June 30, 2015, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three months ended June 30, 2016 totaled $0.3 million.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the second quarter of 2016. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, including our principal executive officer and our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting management of all material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 due to the material weakness in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the year ended December, 31, 2015.

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

Changes in Internal Control Over Financial Reporting

On November 23, 2015, we completed our Business Combination with STG Group, which was previously not a reporting company. We have begun to implement internal control over financial reporting related to the operation of STG Group as the subsidiary of a public company. Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the first six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

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

Date: August 15, 2016

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

