Form 10-Q
period 2016-09-30
STG Group, Inc.
filed 2016-11-15
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of November 11, 2016, there were 16,163,071 shares outstanding of the registrant’s common stock.

Item 1. Financial Statements

STG Group, Inc.

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor
	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$7,689	$8,503
Contract receivables, net	30,784	32,824
Investments held in Rabbi Trust	259	4,517
Prepaid expenses and other current assets	1,935	1,357
Deferred income taxes	-	2,415
Total current assets	40,667	49,616

Property and equipment, net	1,288	1,698
Goodwill	113,589	113,589
Intangible assets, net	33,735	38,988
Other assets	423	432

Total assets	$189,702	$204,323

Liabilities and Stockholders’ Equity
Current Liabilities
Long-term debt, current portion	$4,088	$2,555
Accounts payable and accrued expenses	10,803	9,605
Accrued payroll and related liabilities	7,236	8,441
Income taxes payable	-	561
Billings in excess of revenue recognized	185	304
Deferred compensation plan	259	4,517
Deferred rent	203	81
Total current liabilities	22,774	26,064

Long-term debt, net of current portion and discount	70,442	72,447
Deferred income taxes	7,083	12,630
Deferred rent	788	837
Total liabilities	101,087	111,978

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 16,163,071 and 16,107,071 shares issued and outstanding as of 09/30/2016 and 12/31/2015 respectively	2	2
Additional paid-in capital	101,065	100,547
(Accumulated deficit)	(12,452)	(8,204)
Total stockholders’ equity	88,615	92,345

Total liabilities and stockholdersʼ equity	$189,702	$204,323

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Contract revenue	$43,346	$50,081	$124,870	$149,138
Direct expenses	29,994	34,721	85,130	102,224

Gross profit	13,352	15,360	39,740	46,914

Indirect and selling expenses	14,281	11,718	40,238	40,933
Impairment of goodwill	-	2,064	-	2,064
Impairment of other intangible assets	-	906	-	906
	14,281	14,688	40,238	43,903

Operating (loss) income	(929)	672	(498)	3,011

Other income (expense)
Other income (expense), net	20	(398)	(373)	(259)
Interest expense	(2,156)	(25)	(6,468)	(43)
	(2,136)	(423)	(6,841)	(302)

(Loss) income before income taxes	(3,065)	249	(7,339)	2,709

Income tax benefit	(1,603)	-	(3,091)	-
Net (loss) income	$(1,462)	$249	$(4,248)	$2,709

Net (Loss) income per share available to common stockholders
Basic and diluted	$(0.09)	$224	$(0.26)	$2,438

Weighted average number of common shares outstanding
Basic and diluted	16,118,271	1,111	16,111,133	1,111

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(In Thousands, Except Share and Per Share Amounts)

	Successor	Predecessor
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash Flows From Operating Activities
Net (loss) income	$(4,248)	$2,709
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred taxes	(3,132)	-
Bad debt recoveries	(210)	-
Lease termination costs	-	703
Loss on disposal of property and equipment	-	1,125
Deferred rent	73	(123)
Amortization of deferred financing costs	1,061	-
Depreciation and amortization of property and equipment	418	761
Amortization of intangible assets	5,253	594
Impairment of goodwill	-	2,064
Impairment of other intangible assets	-	906
Stock-based compensation	518	-
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	2,250	20,742
Prepaid expenses and other current assets	(578)	952
Other assets	9	17
Increase (decrease) in:
Accounts payable and accrued expenses	637	7,606
Accrued payroll and related liabilities	(1,205)	(30)
Deferred compensation plan	(3,871)	-
Billings in excess of revenue recognized	(119)	1
Net cash (used in) provided by operating activities	(3,144)	38,027

Cash Flows From Investing Activities
Proceeds from sales of investments held in Rabbi Trust	3,871	-
Not receivable issued to stockholder	-	(2,500)
Purchases of property and equipment	(8)	(1,371)
Net cash provided by (used in) investing activities	3,863	(3,871)

Cash Flows From Financing Activities
Net repayments of line-of-credit	-	(13,520)
Decrease in outstanding checks in excess of bank balance	-	(6,141)
Payments on long-term debt	(1,533)	-
Distributions to stockholders	-	(9,021)
Net cash used in financing activities	(1,533)	(28,682)

Net (decrease) increase in cash and cash equivalents	(814)	5,474

Cash and Cash Equivalents
Beginning of period	8,503	340

Ending of period	$7,689	$5,814

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,380	$16

Cash paid for income taxes	$613	$-

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$(387)	$(31)

Change in deferred compensation plan	$387	$31

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 and 2015, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Multiple agencies of the federal government directly or indirectly provided the majority of the Company's contract revenue during the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, there were two federal agency customers that each provided revenue in excess of 10% of total revenue and accounted for approximately 79% and 76%, respectively, of the Company’s total revenue.

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

For the three and nine months ended September 30, 2016 and 2015, there was one vendor that comprised approximately 10% and 11%, respectively, of the Company’s total 2016 direct expenses and approximately 11% of the Company’s total direct expenses for both periods in 2015.

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

Valuation of long-lived assets: The Company accounts for the valuation of long-lived assets, including amortizable intangible assets, under authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No indicators of impairment were identified for the nine month period ended September 30, 2016. No impairment losses were recorded during the nine month period ending September 30, 2016.

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

The Company has elected to perform its annual analysis on October 1 each year at the reporting unit level. As of the Closing Date of the Business Combination, the Company determined that there was one reporting unit and as a result of acquisition accounting for the Business Combination, the carrying value of the reporting unit was equal to its fair value on the Closing Date. No triggering events occurred during the nine month period ending September 30, 2016 requiring an interim impairment test.

For the nine months ended September 30, 2016, the Company has been unable to achieve its targeted revenue forecasts, however, we have taken cost cutting measures to reduce the impact of lower than forecasted revenues on our profitability and cash flows. If we are unable to achieve revenue growth and increased profitability, future impairment tests may result in a goodwill impairment charge, which could be material.

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

Interest and penalties related to tax matters are recognized in expense. There was no accrued interest or penalties recorded during the three and nine months ended September 30, 2016 and 2015.

Fair value of financial instruments The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of September 30, 2016 and December 31, 2015, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

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

Level 1	Inputs that are based upon quoted prices for identical instruments traded in active markets.

Level 2	Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of September 30, 2016 and December 31, 2015, the Company has no financial assets or liabilities that are categorized as Level 3.

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

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

Debt issuance costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. The Company decided to early adopt this ASU as of December 31, 2015. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 7, the Company originally recorded $6.36 million in debt issuance costs as a discount against the carrying amount of the loan. Amortization of $0.35 million and $0.71 million for the three and nine months ended September 30, 2016 is included in interest expense.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update clarify the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is evaluating the impact of adoption, if any, to its consolidated financial statements.

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

The following unaudited pro forma financial information for the three and nine months ended September 30, 2015, assumes the Business Combination occurred on January 1, 2015, after giving effect to certain adjustments for amortization, interest, and income tax effects. The pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on January 1, 2015, or of future results. The table below summarizes unaudited pro forma results for the three and nine months ended September 30, 2015, (in thousands, except for per share information):

	(Unaudited Pro Forma)
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Contract revenue	$50,081	$149,138
Operating loss	(774)	(1,326)
Net loss	(1,953)	(4,732)

STG Group, Inc.

Notes to Condensed Consolidated Statements

Note 2.	Business Combination (Continued)

The pro forma adjustments increased amortization and interest expense by $1.5 million and $2.1 million, respectively, and increased the income tax benefit by $1.3 million for the three months ended September 30, 2015.

The pro forma adjustments increased amortization and interest expense by $4.3 million and $6.1 million, respectively, and increased the income tax benefit by $3 million for the nine months ended September 30, 2015.

There were no adjustments made to the purchase price allocation during the nine months ended September 30, 2016.

Note 3.	Contract Receivables and Billings in Excess of Revenue Recognized

At September 30, 2016 and December 31, 2015, contract receivables consist of the following (in thousands):

	Successor
	September 30, 2016	December 31, 2015
	(Unaudited)

Billed accounts receivable	$21,621	$27,875
Unbilled accounts receivable	9,229	5,225
	30,850	33,100
Less: allowance for doubtful accounts	(66)	(276)
	$30,784	$32,824

Billings in excess of revenue recognized as of September 30, 2016 and December 31, 2015, are comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the proportional performance method.

Note 4.	Property and Equipment

At September 30, 2016 and December 31, 2015, property and equipment consists of the following (in thousands):

		Successor
	Estimated	September 30, 2016	December 31, 2015
	Life	(Unaudited)

Leasehold improvements	Life of lease	$1,324	$1,316
Computer hardware and software	1 - 3 years	329	329
Office furniture and equipment	1 - 7 years	110	110
		1,763	1,755
Less: accumulated depreciation and amortization		(475)	(57)
		$1,288	$1,698

Depreciation and amortization expense on property and equipment totaled $0.14 million and $0.42 million for the three and nine months ended September 30, 2016 and $0.14 million and $0.76 million for the three and nine months ended September 30, 2015, respectively.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 5.	Intangible Assets

Identifiable intangible assets as of September 30, 2016, consist of the following (in thousands):

	Successor
	September 30, 2016
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$4,775	$21,605
Trade name	15 years	13,460	1,330	12,130
		$39,840	$6,105	$33,735

Identifiable intangible assets as of December 31, 2015, consist of the following (in thousands):

	Successor
	December 31, 2015
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$698	$25,682
Trade name	15 years	13,460	154	13,306
		$39,840	$852	$38,988

Amortization expense amounted to $1.75 million and $5.3 million for the three and nine months ended September 30, 2016, respectively, and $0.20 million and $0.60 million for the three and nine months ended September 30, 2015, respectively.

The Company recorded an impairment loss on goodwill for one of their reporting units (Access) of $2.06 million for the nine months ended September 30, 2015. The Company also recorded an impairment loss on Access’ customer relationships of $0.91 million for the nine months ended September 30, 2015, primarily due to declining profits on contracts. The primary methods used to measure the impairment losses for Access were the income method and the market approach. The unobservable inputs used were based on Company-specific information and included estimates of revenue, profit margins and discount rates. The Company used the two-step approach in measuring the impairment loss. In the second step, the implied value of the goodwill is estimated at the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

The mark to market adjustments are recorded in other income, net in the accompanying condensed consolidated statements of operations totaling a nominal gain and a net loss of ($0.40) million for the three and nine months ended September 30, 2016, and a net loss of $0.40 million and $0.27 million for the three and nine months ended September 30, 2015, respectively.

STG Group, Inc.

Notes to the Condensed Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 7.	Debt

The Company’s debt as of September 30, 2016 and December 31, 2015 consists of the following:

	Successor
	September 30, 2016	December 31, 2015
	(Unaudited)

Term loan	$79,707	$81,239
Less: debt discount on term loan	(5,177)	(6,237)
Less: current portion	(4,088)	(2,555)
	$70,442	$72,447

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

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15 million and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith. The amount available under the line-of-credit was $15 million at September 30, 2016 and December 31, 2015.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement. As of September 30, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Company remained in compliance with the Credit Agreement using a provision of the Credit Agreement that allowed us to cure (the "Cure Right") certain covenant non-compliance by issuances of Common Stock for cash and use of the proceeds to reduce the principal balance of the term loan.

On November 14, 2016, we entered into Common Stock Purchase Agreements with Simon S. Lee Management Trust, for which Simon Lee, our Chairman, is Trustee, and Phillip E. Lacombe, our President and Chief Operating Officer (collectively, the “Investors”) that provided for the sale to the Investors of 462,778 shares of Common Stock at a purchase price of $3.60 per share, an aggregate of approximately $1.7 million. We used the proceeds to reduce the principal balance of the term loan as required to effect the Cure Right.

The Credit Agreement also provides that the senior secured leverage ratio will be lowered on December 31, 2016 and that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business performs at the current level through such periods we may not be able to satisfy these covenants. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not permit us to exercise a Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in no more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million. Any amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such amendment or waiver. There can be no assurance that we would be able to obtain a waiver or amendment, or effect a cure, on terms acceptable to us.

If we are not able to effect a Cure Right or otherwise obtain an amendment to or waiver under the Credit Agreement, our covenant non-compliance will give rise to an event of default thereunder, in which case the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

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

The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of the Company as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified within current liabilities as of September 30, 2016 and December 31, 2015 on the condensed consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices. As of September 30, 2016 and December 31, 2015, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $0.26 million and $4.52 million as of September 30, 2016 and December 31, 2015, respectively, and are included as part of current assets in the accompanying condensed consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded no contributions to the Deferred Compensation Plan during the three and nine months ended September 30, 2016. The Company recorded contributions to the Deferred Compensation Plan of $0.02 million and $0.04 million for the three and nine months ended September 30, 2015. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency. The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.11 million and was paid on January 25, 2016.

Note 10.	Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of September 30, 2016 and December 31, 2015, amounts due from this entity totaled $0.01 million and $0.03 million, respectively. The Company recorded revenue of $0.02 million and  $0.06 million, respectively, for the three and nine months ended September 30, 2016 to this related party. The Company recorded revenue of $0.03 million and $0.06 million, respectively, for the three and nine months ended September 30, 2015 to this related party.

No amount was due to this entity as of September 30, 2016 and December 31, 2015 for amounts relating to work performed under subcontracts. The Company also recorded no direct costs for the three and nine months ended September 30, 2016 and $0.08 million and $0.02 million of direct costs for the three and nine months ended September 30, 2015, respectively, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc. and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three and nine months ended September 30, 2016 totaled $0.2 million and $0.5 million, respectively.

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

At September 30, 2016 and December 31, 2015, the Company had authorized for issuance 100,000,000 shares of $0.0001 par value common stock, of which 16,163,071 shares were issued and outstanding, including 56,000 shares subject to the vesting of restricted stock awards and 16,107,107 shares issued and outstanding at December 31, 2015, and had authorized for issuance 10,000,000 shares of $0.0001 par value preferred stock, of which no shares were issued and outstanding as of September 30, 2016 and December 31, 2015.

Note 12.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by shareholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of (i) 1.60 million shares of common stock; or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At September 30, 2016 and December 31, 2015, there were 0.94 million and 1.57 million shares, respectively, of common stock authorized and available for issuance under the Plan.

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

In September 2016, the Company granted non-qualified stock option awards under the Plan to a key employee of the Company. The stock option awards expire in ten years from the date of grant and vest at 25% on the grant date and in 25% increments thereafter over approximately 1.5 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes model that used the following assumptions:

Expected dividend yield	0%
Risk-free interest rate	1.5%
Expected option term	6 years
Volatility	88.3%
Weighted-average fair value	$2.66

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

The total compensation expense related to stock options granted under the Plan was $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2016. The income tax benefit related to share-based compensation expense was approximately $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2016. As of September 30, 2016, $1.1 million of total unrecognized compensation expense related to the stock options granted under the Plan is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized share-based compensation expense to be recognized in future periods as of September 30, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Stock option awards as of September 30, 2016, and changes during the nine months ended September 30, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	33,336	$5.40
Granted	567,972	4.12
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	601,308	$4.19	9.76	$-

Exercisable, end of period	133,555	$4.12	9.73	$-

There was no aggregate intrinsic value for the options outstanding and exercisable at September 30, 2016 and December 31, 2015 because the exercise price exceeds the underlying share price.

Restricted Stock Awards

In June 2016, the Company granted restricted stock awards under the Plan to members of the Board of Directors. The awards vest at 20% on the date of the award and in two 40% increments during the remaining annual period.

The total compensation expense related to restricted stock awards granted under the Plan was $0.02 million and $0.05 million for the three and nine months ended September 30, 2016. The income tax benefit related to share-based compensation expense was approximately $0.01 million and $0.02 million for the three and nine months ended September 30, 2016. As of September 30, 2016, $0.07 million of total unrecognized compensation expense related to the restricted stock awards under the Plan is expected to be recognized over a weighted-average period of 0.7 years. The total unrecognized share-based compensation expense to be recognized in future periods as of September 30, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Outstanding (non-vested) and vested restricted awards as of September 30, 2016 totaled 44,800 and 11,200, respectively, and 11,200 vested during the nine months ended September 30, 2016. The grant date fair value of vested and non-vested awards was $1.99 per share.

Note 13.	Income Taxes

The effective income tax rate was 52% and 42% for the three and nine months ended September 30, 2016 and 0% for three and nine months ended September 30, 2015.  The Company’s effective tax rate for the three and nine months ended September 30, 2016, differs from the statutory federal rate as a result of state benefits, net of federal provision, permanent differences and changes in estimates made in the deferred taxes recorded as part of the Business Combination, which were not accounted for as measurement period adjustments.  The Company’s effective tax rate for the three and nine months ended September 30, 2015, differs from the statutory federal rate as a result of the Company’s Subchapter S election prior to the Business Combination, the provision for certain state income taxes, and nondeductible items.

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

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. We have achieved a period of continuous performance of more than a decade. As of September 30, 2016, our largest single contract award represented 20% of total revenues; the top 5 contracts represented 58% of total revenues.

We are currently contracted with approximately 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. As of September 30, 2016, we derived approximately 44% of our revenue from the Department of Defense; approximately 35% from the Department of State; approximately 20% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

Selected Key Financial Metrics

Contract Revenue

Revenue decreased $6.7 million and $24.3 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease in revenue in both the quarter and nine months ended September 30, 2016 is due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

The table below summarizes the Company’s revenue by customer for both the three and nine months ended September 30, of 2016 and 2015.

	Three Months ended September 30,				Nine Months ended September 30,
	Successor		Predecessor		Successor		Predecessor
Revenue by customer	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
Department of Defense	$19,045	44%	$22,429	45%	$54,475	44%	$65,022	43%
Department of State	14,438	33%	16,736	33%	43,901	35%	47,653	32%
Department of Homeland Security	2,463	6%	3,962	8%	8,063	7%	11,926	8%
Intel Community	1,007	2%	2,796	6%	2,965	2%	8,604	6%
Drug Enforcement Administration	-	0%	-	0%	-	0%	3,979	3%
Other Federal Civilian	6,393	15%	4,158	8%	15,466	12%	11,954	8%
	$43,346		$50,081		$124,870		$149,138

The Department of Defense continues to be our largest customer with 44% of the revenue in both the three and nine months ended September 30, 2016 and 45% and 43% in the three and nine months ended September 30, 2015, respectively. Revenue generally decreased across the customer base for the quarter and nine months ended September 30, 2016 compared to the same periods in 2015, although there was an increase in revenue from Federal Civilian agencies.

Time-and-materials contract revenue decreased by $1.4 million in the third quarter of 2016 versus the third quarter of 2015 and $8.1 million for the nine months ended September 30, 2016 versus the same period in 2015. The reduction in time-and-materials contract revenue was driven by reduced activity for the Department of Defense, Department of State and Drug Enforcement Agency customers for both the quarter and nine month periods. Fixed price contract revenue decreased by $3.2 and $9.7 million when comparing the three and nine months ended September 30, 2016 versus the same periods in 2015. Reductions in Department of Defense and Department of Homeland Security customers’ activities are responsible for these decreases. The $2.1 million and $6.4 million reductions in Cost Plus Fixed Fee revenues were mainly due to a reduction in Intelligence Community customers for both the quarter and nine months ended September 30, 2016 as compared to the same period in 2015.

The table below summarizes revenue by contract type for both the three and nine months ended September 30 of 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor		Predecessor		Successor		Predecessor
Revenue by Contract Type	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
T&M	$14,240	33%	$15,635	31%	$42,434	34%	$50,559	34%
Fixed price	12,242	28%	15,446	31%	34,083	27%	43,792	29%
CPFF	16,864	39%	19,000	38%	48,353	39%	54,787	37%
	$43,346		$50,081		$124,870		$149,138

Prime contract revenue decreased by $5.7 million in the third quarter of 2016 compared to the same period in 2015. The decrease was attributable to the expiration of Army contracts, the Drug Enforcement Administration contract, a Department of Homeland Security contract, and Intelligence Community contracts. For the nine months ended September 30, 2016, prime contract revenue decreased by $22.1 million compared to the same period in 2015, for similar reasons. The Company continues to look to increase its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise, and by managing the efforts of other contractors.

The table below summarizes the Company’s revenue by prime and subcontract type for both the quarter and nine months ended September 30 of 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor		Predecessor		Successor		Predecessor
Revenue – Prime and Subcontract	2016		2015		2016		2015
	(in thousands, except percentages)				(in thousands, except percentages)
Prime	$38,332	88%	$44,071	88%	$109,222	87%	$131,380	88%
Subcontract	5,014	12%	6,010	12%	15,648	13%	17,758	12%
	$43,346		$50,081		$124,870		$149,138

Results of Operations (Unaudited)

Three Months Ended September 30, 2016 (Successor) Compared to Three Months Ended September 30, 2015 (Predecessor)

Selected Financial Information

The table below summarizes the Company’s third quarter of 2016 and 2015 revenues and income from operations.

	Successor			Predecessor
	Three Months			Three Months
	Ended			Ended
	September 30,			September 30,
	2016	(Decrease)/Increase		2015
(in millions, except percentages)		$	%
Contract revenue	$43.4	(6.7)	(13)%	$50.1
Direct expenses	30.0	(4.7)	(14)%	34.7
Gross profit	13.4	(2.0)	(13)%	15.4
Indirect and selling expenses	14.3	2.6	22%	11.7
Impairment of goodwill	0.0	(2.1)		2.1
Impairment of other intangible assets	0.0	(0.9)		0.9
Operating income	(0.9)	(1.6)	(229)%	0.7
Other (expense) income, net	0.0	0.4		(0.4)
Interest expense	2.2	2.2	100%	0.0
(Loss) income before income taxes	(3.1)	(3.4)	(1,133)%	0.3
Income tax benefit (expense)	1.6	1.6	100%	0.0
Net (loss) income	$(1.5)	$(1.8)	(600)%	$0.3

Revenue

Revenue decreased $6.7 million for the quarter ended September 30, 2016 as compared to the same period in 2015. This decrease was primarily due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the quarter ended September 30, 2016, direct expenses decreased by 14%, or $4.7 million compared to the same period in 2015. This decrease in direct expenses is mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Drug Enforcement Administration, Department of Homeland Security, and Intelligence Community contracts.

Gross profit for the three months ended September 30, 2016 was lower by $2.0 million, or 13% compared to the three months ended September 30, 2015. This decrease was primarily due to the decrease in revenue. Gross profit margins for the third quarter of 2016 of 31% were comparable to the third quarter of 2015.

Indirect and Selling Expenses

Indirect and selling expenses increased 22%, or $2.6 million for the three months ended September 30, 2016, compared to the same period in 2015. This increase was primarily due to amortization costs related to the business combination on November 23, 2015, increased severance costs and increased public company transition related costs partially offset by cost savings realized from a reduction in force which took effect in the fourth quarter of 2015.

For the three months ended September 30, 2015, STG (Predecessor) recorded an impairment loss on Access Systems goodwill of $2.1 million and an impairment loss on Access Systems customer relationships of $0.9 million, primarily due to declining profits on contracts. The primary methods used to measure the impairment losses for DSTI and Access Systems were the income method and the market approach. The impairment is primarily due to declining revenues and expected future cash flows from the DSTI and Access Systems reporting units.

Operating Income

We had an operating loss in the third quarter of 2016 of $0.9 million, compared to operating income of $0.7 million in the third quarter of 2015, representing a 229% decrease. The reduction in operating income was partially due to lower revenue and gross profit from contracts, and higher indirect and selling public company expenses in 2016, and increased intangible amortization expenses of $1.8 million compared to the same period in 2015 as a result of the transaction, all of which were partially offset by cost reductions arising from cost cutting measures taken in the fourth quarter of 2015.

Other Income (Expense)

Other income (expense) was $0.4 million less in the third quarter of 2016 compared to the same period in 2015 representing a 100% decrease in expense. The 2015 expense of 0.4 million was primarily generated by the Trust due to the 2015 reduction in overall market performance.

Interest Expense

Interest expense was $2.2 million for the quarter ended September 30, 2016 compared to no interest expense for the third quarter of 2015. Interest expense for 2016 reflects the Company’s new level of debt following the consummation of the Business Combination. See the “Indebtedness” section of this MD&A for further discussion. As a result, pre and post-acquisition interest expense will not be comparable.

Tax Benefit

The tax benefit was $1.6 million for the quarter ended September 30, 2016 compared to $0 million for the third quarter of 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. As a result, pre and post-acquisition income tax related expenses will not be comparable.

Net (Loss) Income

Net loss was ($1.5) million for the quarter ended September 30, 2016 compared to net income of $0.3 million for the quarter ended September 30, 2015. The reduction of $1.8 million was primarily due to an increase in indirect expenses related to increased amortization of intangible assets due to the Business Combination in November 2015, higher public company costs and interest expense in 2016 as well as lower gross profit on lower revenue. These reductions in net income were partially offset by indirect cost savings realized in the second quarter of 2016 as a result the cost cutting measures taken in 2015 and 2016.

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

Set forth below is a reconciliation of Adjusted EBITDA to net (loss) income (unaudited):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2016	2015

Net (loss) income	$(1.5)	$0.2
Income tax (benefit) expense*	(1.6)	0.0
Interest Expense	1.8	0.0
Amortization of loan issuance cost	0.4	0.0
Depreciation and Amortization	0.1	0.1
Amortization of intangibles	1.8	0.2
Impairment of goodwill	0.0	2.1
Impairment of other intangible assets	0.0	0.9
EBITDA	$1.0	$3.5
Adjustments to EBITDA
Integration and other restructuring costs (1)	$1.2	$0.6
Nonrecurring expenses- Advisory, Legal, and professional fees (2)	0.7	0.0
Transaction Related Expenses (3)	0.0	0.3
Share-based Compensation (4)	0.2	0.0

Adjusted EBITDA	$3.1	$4.4

(1)	Integration and other restructuring costs include development of incentive compensation plans, branding, communication plans, and severance related to reductions in force.

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses.

(3)	Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

(4)	Represents non-cash share based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

Nine Months Ended September 30, 2016 (Successor) Compared to Nine Months Ended September 30, 2015 (Predecessor)

Selected Financial Information

The table below summarizes the Company’s revenues and income from operations for the periods indicated.

	Successor			Predecessor
	Nine Months			Nine Months
	Ended			Ended
	September 30,			September 30,
	2016	(Decrease)/Increase		2015
(in millions, except percentages)		$	%
Contract revenue	$124.9	(24.2)	(16)%	$149.1
Direct expenses	85.2	(17.0)	(17)%	102.2
Gross profit	39.7	(7.2)	(15)%	46.9
Indirect and selling expenses	40.2	(0.7)	(2)%	40.9
Impairment of goodwill	0.0	(2.1)		2.1
Impairment of other intangible assets	0.0	(0.9)		0.9
Operating (loss) income	(0.5)	(3.5)	(117)%	3.0
Other (expense) income, net	(0.4)	(0.1)	33%	(0.3)
Interest expense	6.5	6.5	100%	0.0
(Loss) income before income taxes	(7.4)	(10.1)	(374)%	2.7
Income tax benefit (expense)	3.1	3.1	100%	0.0
Net (loss) income	$(4.3)	$(7.0)	(259)%	$2.7

Revenue

Revenue decreased $24.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease in revenue was primarily due to the expiration of contracts with the Drug Enforcement Agency, the Intelligence Community, the Department of Defense, and the Department of Homeland Security.

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. For the nine months ended September 30, 2016, direct expenses decreased by 17%, or $17 million over the same period a year ago. This decrease in direct expenses was mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Drug Enforcement Administration, Department of Homeland Security, and Intelligence Community contracts.

Gross profit for the nine months ended September 30, 2016 was lower by $7.2 million, or 15% compared to the nine months ended September 30, 2015. This decrease in gross profit was primarily due to the decrease in revenue. Gross profit margins for the first nine months of 2016 of 32% were comparable to the first nine months of 2015.

Indirect and Selling Expenses

Indirect and selling expenses decreased 2%, or $0.7 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in indirect and selling expenses was primarily due to cost savings realized from a reduction in force which took effect in the fourth quarter of 2015, partially offset by increased public company transition related costs and additional amortization costs related to the business combination on November 23, 2015.

For the nine months ended September 30, 2015, STG (Predecessor) recorded an impairment loss on Access Systems goodwill of $2.1 million and an impairment loss on Access Systems customer relationships of $0.9 million, primarily due to declining profits on contracts. The primary methods used to measure the impairment losses for DSTI and Access Systems were the income method and the market approach. The impairment was primarily due to declining revenues and expected future cash flows generated for the DSTI and Access Systems reporting units.

Operating Income

For the nine months ended September 30, 2016 operating loss was $0.5 million compared to $3.0 million in operating income for the first three quarters of 2015, representing a 117% decrease. The reduced operating income was primarily due to lower revenue and gross profit from contracts partially offset by cost reductions realized from cost cutting measures taken in the fourth quarter of 2015. The cost reductions were partially offset by higher public company costs and increased amortization expenses as a result of the Business Combination on November 23, 2015.

Other Income (Expense)

Other income (expense) was ($0.4) million for the nine months ended September 30, 2016 compared to $(0.3) million for the nine months ended September 30, 2015. The difference of ($0.1) million was principally comprised of investment losses from the Rabbi Trust. Market fluctuations caused the change in other income (expense) between the first three quarters of 2016 compared to the first three quarters of 2015.

Interest Expense

Interest expense was $6.5 million for the nine months ended September 30, 2016 compared to interest expense of less than $.01 million for the first three quarters of 2015. Interest expense for 2016 reflects the Company’s new level of debt following the consummation of the Business Combination. See the “Indebtedness” section of this MD&A for further discussion. As a result, pre and post-acquisition interest expense will not be comparable.

Tax Benefit

The tax benefit was $3.1 million for the nine months ended September 30, 2016 compared to $0 million for the first nine months of 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result, the tax liabilities flowed directly to its stockholders. As a result, pre and post-acquisition income tax related expenses will not be comparable.

Net (Loss) Income

Net loss was ($4.3) million for the nine months ended September 30, 2016 compared to net income of $2.7 million for the same period ended September 30, 2015. The reduction of $7 million is due to an increase in indirect expenses caused by increased amortization of intangible assets due to the Business Combination in November 2015, higher public company costs and interest expense in 2016 as well as lower gross profit on lower revenue. Such reductions in net income were partially offset by indirect cost savings realized in the first two quarters of 2016 as a result the cost cutting measures taken in 2015.

Set forth below is a reconciliation of Adjusted EBITDA to net (loss) income (unaudited):

	Successor	Predecessor
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015

Net (loss) income	$(4.3)	$2.7
Income tax (benefit) expense*	(3.1)	0.2
Interest Expense	5.4	0.0
Amortization of loan issuance cost	1.1	0.0
Depreciation and Amortization	0.4	0.8
Amortization of intangibles	5.3	0.6
Impairment of goodwill	0.0	2.1
Impairment of other intangible assets	0.0	0.9
EBITDA	$4.8	$7.3
Adjustments to EBITDA
Integration and other restructuring costs (1)	$3.1	$5.3
Nonrecurring expenses- Advisory, Legal, and professional fees (2)	1.4	0.0
Transaction Related Expenses (3)	0.2	1.0
Share-based Compensation (4)	0.5	0.0

Adjusted EBITDA	$10.0	$13.6

(1)	Integration and other restructuring costs include development of incentive compensation plans, branding, communication plans, and severance related to reductions in force.

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses.

(3)	Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

(4)	Represents non-cash share based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

Note-	Tax provision in 2015 relates to tax payments made in jurisdictions where the Company files as if it were a C Corporation for tax purposes (i.e. the District of Columbia). These expenses were included in indirect and selling costs during that period in the accompanying financial statements.

Liquidity and Capital Resources

Background

For the nine months ended September 2015 (Predecessor) and in prior years, the Company had not been leveraged other than its revolving credit facility, which in the past had been used to provide working capital, mobilize new project wins, and cover abnormal fluctuations in the timing of cash receipts and payments.

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

The Revolving Loan and the Term Loan both mature on November 23, 2020.

As of September 30, 2016, the Company had $7.7 million of available cash, $15 million of additional borrowings available under the revolving credit facility and up to $90 million available under the uncommitted accordion facility to be used to fund acquisitions (subject to additional lender commitments).

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

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of September 30, 2016 was 8.8%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

Covenant Compliance

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement as well as restrictions on the amount of outstanding liens, sales of assets, payment of dividends, other indebtedness, and investments. As of September 30, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Company remained in compliance with the Credit Agreement by using a provision of the Credit Agreement that allowed us to cure (the “Cure Right”) certain covenant non-compliance by issuance of Common Stock for cash and use of proceeds to reduce the principal balance of the term loan.

On November 14, 2016, we entered into Common Stock Purchase Agreements with Simon S. Lee Management Trust, for which Simon Lee, our Chairman, is Trustee, and Phillip E. Lacombe, our President and Chief Operating Officer (collectively, the “Investors”) that provided for the sale to the Investors of 462,778 shares of Common Stock at a purchase price of $3.60 per share, an aggregate of approximately $1.7 million. We used the proceeds to reduce the principal balance of the term loan as required to effect the Cure Right.

The Credit Agreement also provides that the senior secured leverage ratio will be lowered on December 31, 2016, and that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business performs at the current level through such periods, we may not be able to satisfy these covenants. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in no more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed $2.5 million and 20% of consolidated EBITDA. The aggregate Cure Rights may not exceed $5 million. Any amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such amendment or waiver. There can be no assurance that we would be able to obtain a waiver or amendment, or effect a cure, on terms acceptable to us.

If we are not able to effect a Cure Right or otherwise obtain an amendment to or waiver under the Credit Agreement, our covenant non-compliance will give rise to an event of default thereunder, in which case the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2016 (Successor) and the Nine Months Ended September 30, 2015 (Predecessor)

	Nine Months Ended
	Successor		Predecessor
	September 30,		September 30,
(in millions)	2016	Variance	2015
Cash (used in) provided by operating activities	$(3.1)	$(41.1)	$38.0
Cash provided (used in) by investing activities	3.8	7.7	(3.9)
Cash used in financing activities	(1.5)	27.1	(28.6)
Net (decrease) increase in cash and cash equivalents	(0.8)	(6.3)	5.5
Cash and cash equivalents at beginning of period	8.5	8.2	0.3
Cash and cash equivalents at end of period	$7.7	$1.9	$5.8

Depreciation and amortization	0.4	(0.4)	0.8
Capital expenditures	0.0	1.4	(1.4)
Cash paid for interest	5.4	5.4	0
Cash paid for taxes	0.6	0.6	0
Change in investments held in Rabbi Trust	(0.4)	(0.4)	0
Change in deferred compensation plan	0.4	0.4	(0)

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s revenues generated from existing customers, the ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

For the nine months ended September 30, 2016 (successor), cash used in operating activities was ($3.1) million. The cash used in operating activities was significantly impacted by a net loss of ($4.2) million and a distribution of ($3.9) million from the Rabbi Trust triggered by the Business Combination. These were offset by increases of (i) $4 million of adjustments for non-cash changes in deferred taxes, deferred rent, amortization of deferred financing fees, depreciation and amortization of property and equipment, amortization of intangible assets, and stock-based compensation and (ii) a net increase in cash of $1.6 million due to changes in contract receivables, prepaid expenses, and billings in excess of revenue. The foregoing were partially offset by $0.6 million of payments for accounts payable and accrued expenses along with accrued payroll and payroll related liabilities.

For the nine months ended September 30, 2015 (predecessor), cash provided by operating activities was $38 million. The cash provided by operating activities was significantly impacted by the (i) net income of $2.7 million and (ii) increases in cash due to changes in contract receivables, prepaid expenses, and billings in excess of revenue totaling $21.7 million, (iii) increases in accounts payable, accrued expenses, accrued payroll and payroll related liabilities of $7.6 million (iii) adjustments for non-cash changes in deferred rent, depreciation and amortization and amortization of intangible assets of $6.0 million.

For the nine months ended September 30, 2016 the Company had cash collections of $117.3 million, or 94% of revenue recognized in the period. For the nine months ended September 30, 2015, the Company had cash collections of $122.3 million, or 82% of revenue recognized in the period. The higher percentage of collections for the nine months ended September 30, 2016 is due to lagging receivables from 2015 which were collected during this period.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing three-month revenue. Days sales outstanding increased by 15 days from 48 days as of September 30, 2015, to 63 days as of September 30, 2016. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables as well as billings in excess of revenue recognized.

Cash provided by investing activities

For the nine months ended September 30, 2016 (successor), cash provided by investing activities of $3.8 million is proceeds from the sale of the investments held in the Rabbi Trust for distribution to the plan participants.

For the nine months ended September 30, 2015 (predecessor), cash used in investing activities was $3.9 million, primarily the result of a note receivable issued to a stockholder as well as investments in equipment and software, and leasehold improvements.

Cash used in financing activities

For the nine months ended September 30, 2016 (successor), cash used in financing activities was $1.5 million, primarily the result of payments due on the Company’s term debt.

For the nine months ended September 30, 2015 (predecessor), cash used in financing activities was $28.6 million. The cash used in financing activities was primarily the result of (i) repayment of the prior revolving credit facility of $13.5 million, (ii) a $6.1 million decrease of outstanding checks in excess of the bank balance, and (iii) distributions to the Predecessor’s stockholders of $9 million.

Depreciation and Amortization

Depreciation and amortization totaled $0.4 million and $0.8 million for the nine months ended September 30, 2016 and the same period ended September 30, 2015, respectively. The $0.4 million decrease was primarily caused by recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0.6 million for the nine months ended September 30, 2016 (successor). The Predecessor was an S corporation prior to the closing of the Business Combination and did not have corporate level taxes.

Off-Balance Sheet Arrangements

There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of September 30, 2016 and December 31, 2015, amounts due from this entity totaled $0.01 million  and $0.03 million, respectively. The Company recorded revenue of $0.04 million and $0.01 million, respectively, for the nine months ended September 30, 2016 and 2015.

No amount was due to this entity as of September 30, 2016 and December 31, 2015 for work performed under subcontracts. The Company also recorded no direct costs for the nine ended September 30, 2016 and $0.10 million for the nine months ended September 30, 2015, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three months ended September 30, 2016 totaled $0.2 million.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the third quarter of 2016. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Changes in Internal Control Over Financial Reporting

On November 23, 2015, we completed our Business Combination with STG Group, which was previously not a reporting company. We continue to implement internal control over financial reporting related to the operation of STG Group as the subsidiary of a public company. Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the first nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

 The agreements governing our indebtedness require us to comply with financial maintenance covenants. If we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

The Company is subject to certain provisions of its Credit Agreement require the Company to meet certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement. As of September 30, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Company remained in compliance with the Credit Agreement by using a provision of the Credit Agreement that allowed us to cure (the “Cure Right”) certain covenant non-compliance by issuance of Common Stock for cash and use of proceeds to reduce the principal balance of the term loan. As a result, pursuant to the Credit Agreement, the financial covenants were recalculated giving effect to the paydown of the debt, and we remained in compliance under the Credit Agreement.

The Credit Agreement also provides that the senior secured leverage ratio will be lowered on December 31, 2016, and that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business performs at the current level through such periods, we may not be able to satisfy these covenants. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in no more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million. Any amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such amendment or waiver. There can be no assurance that we would be able to obtain a waiver or amendment, or effect a cure, on terms acceptable to us.

If we are not able to effect a Cure Right or otherwise obtain an amendment to or waiver under the Credit Agreement, our covenant non-compliance will give rise to an event of default thereunder, in which case the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

Goodwill and other intangible assets represent approximately 60% of our total assets and any impairment of these assets could negatively impact our results of operations.

As of September 30, 2016, goodwill accounted for approximately $114 million, or approximately 60%, of our recorded total assets. Under U.S. generally accepted accounting principles (GAAP), we review our goodwill for impairment quarterly and annually, or when events or changes in circumstances (“triggering events”) indicate the carrying value may not be recoverable. If goodwill becomes impaired, we will record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

No triggering events occurred during the nine month period ending September 30, 2016 requiring an interim impairment test. For the nine months ended September 30, 2016 the Company has been unable to achieve its targeted revenue forecasts, however, we have taken cost cutting measures to reduce the impact of lower than forecasted revenues on our profitability and cash flows. If we are unable to achieve revenue growth and increased profitability, future impairment tests may result in a goodwill impairment charge, which could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 14, 2016, we entered into Common Stock Purchase Agreements with the Investors that provided for the sale to the Investors of 462,778 shares of Common Stock at a purchase price of $3.60 per share, an aggregate of approximately $1.7 million. The sales of such shares under the Common Stock Purchase Agreements closed on November 14, 2016. The foregoing sales were made in reliance on the exemption from registration set forth in Rule 506 promulgated under the Securities Act of 1933, as amended. We used the proceeds to reduce the principal balance of our term loan to effect the Cure Right under the Credit Agreement, as further discussed in “Management’s Discussion and Analysis—Liquidity and Capital Resources—Covenant Compliance,” in Part I, Item 2 of this Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
10.1	Separation and General Release Agreement, dated June 30, 2016, by and between the Company and Paul Fernandes				X
10.2	Executive Employment Agreement dated August 31, 2016, by and between the Company and Phillip E. Lacombe	8-K	10.1	9/7/2016
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)        filed herewith electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

STG Group, Inc.

Date: November 14, 2016

/s/ Phillip E. Lacombe
Name: Phillip E. Lacombe
Title: President (principal executive officer)

/s/ Charles L. Cosgrove
Name: Charles L. Cosgrove
Title: Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
10.1	Separation and General Release Agreement, dated June 30, 2016, by and between the Company and Paul Fernandes				X
10.2	Executive Employment Agreement dated August 31, 2016, by and between the Company and Phillip E. Lacombe	8-K	10.1	9/7/2016
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)        filed herewith electronically.