Form 10-K
period 2016-12-31
STG Group, Inc.
filed 2017-04-17
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-36149

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

Yes ☐       No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sales price for the registrant's common stock on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), as reported on the OTCQB, was approximately $2,762,373.25.

The number of shares outstanding of the registrant's common stock as of March 31, 2017, was 16,625,849.

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

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made. These forward-looking statements involve a number of known and unknown risks and uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	success in retaining or recruiting, or changes required in, officers, key employees or directors;

•	economic weakness, either nationally, or in the local markets in which we operate;

•	the pending acquisition of PSS, including our ability to close and subsequently realize the expected benefits from the transaction;

•	our failure in our two most recent fiscal quarters to comply with covenants in our Credit Agreement related to consolidated EBITDA and our senior secured coverage ratio, and the expiration of the related forbearance;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	adverse litigation or arbitration results;

•	the potential liquidity and trading of our securities;

•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act);

•	the risk factors listed in this Annual Report on Form 10-K under “Risk Factors” beginning on page 17.

•	changes in economic, business, competitive, technological and/or regulatory factors; and,

•	competitors in our various markets.

ITEM 1          BUSINESS

OUR BUSINESS

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

We employ over 780 cybersecurity, software development and intelligence analysis professionals who deliver these solutions in both the continental United States and in approximately 6 overseas locations.

Our revenue for 2016 was $164 million and our revenue for 2015 was $194 million. As of December 31, 2016, our total backlog was $290 million, of which $75 million was funded and $215 million was unfunded. For a discussion of how we calculate backlog, see “— Backlog”.

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. We have achieved an average period of continuous performance of more than a decade, and sustain a relatively low degree of contract concentration — in 2016, our largest single contract award represented just 20% of total revenues; the top 5 contracts represented 58% of total revenues.

We are currently contracted with over 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. For 2016, we derived approximately 43% of our revenue from the Department of Defense; approximately 35% from the Department of State; approximately 20% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

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

•

Multi-Lingual Intelligence Analysis.  We provide intelligence collection and analysis across more than 40 different languages through highly specialized, cleared professionals, including intelligence analysts, linguist and cultural advisors with a deep understanding of the political, social, cultural and economic contexts at source.

Our Market Opportunity

U.S. government defense and national security spending, incorporating multiple federal agencies and departments, is driven by a complex range of persistent and evolving threats to the U.S. homeland and to its interests overseas. Over the last decade, the U.S. government has realigned the strategic priorities of the U.S. national security community, its capabilities and posture to achieve a sustainable balance between the ability to face down conventional threats from opposing states, the ability to combat non-state actors or asymmetric threats, and the ability to defeat threats from new technologies. These efforts have been concentrated on counter-terrorism, stabilizing fragile regions of strategic importance to the U.S., and counterinsurgency. Most recently and as emphasized in the 2016 Cyber National Action Plan, these efforts also addressed cybersecurity, one of the most important challenges we face as a nation.

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

Since developing its first cyber strategy in 2011, the Department of Defense (DoD) has made significant investment and progress in building its cyber capabilities, developing its organizations and plans, and fostering the partnerships necessary to defend the country and its interests. However, as potential adversaries have also invested significantly in advancing their cyber capabilities, additional investment by the DoD will be needed to counter potential cyberattacks against the United States. As a reflection of our nation’s investment in cyber defense, U.S. Cyber Command is building a Cyber Mission Force of 133 teams assembled from 6,200 military, civilian, and contractor support personnel from across the military departments and defense components.  The Cyber Mission Force, which will be fully operational in 2018, is already employing capabilities in support of U.S. Government objectives across the spectrum of cyber operations.

U.S. national security is entrusted to a wide range of government organizations, including the Department of Defense, Department of State (DoS), Department of Homeland Security (DHS), and the Intelligence Community (IC).

The FY 2017 President’s DoD budget request accounts for approximately 15% of the total budget authority requested by the current Administration. The FY 2017 DoD budget request is $582.7 billion, including a base budget of $523.9 billion and $58.8 billion for overseas contingency operations, representing an increase in the DoD base budget of $2.2 billion from the 2016 enacted DoD base budget of $521.7 billion. The DoD projects the base budget will increase to $570.0 billion by 2020.

The President’s 2017 Budget requests $35.2 billion in base funding for the Department of State and the United States Agency for International Development, an $8 billion reduction from the 2016 annualized CR level.  The Budget also requests $14.9 billion as Overseas Contingency Operations funding for extraordinary costs, primarily in war areas like Syria, Iraq, and Afghanistan, for an agency total of $50.1 billion.

The President’s 2017 Budget requests $40.6 billion in net discretionary budget authority for DHS, a $.6 billion decrease from the 2016 annualized CR level.  The Budget would allocate an additional $6.7 billion for the Disaster Relief Fund (DRF) requested separately from discretionary amounts.  DHS has stated that safeguarding and securing cyberspace is a key focus area for the department, the FY 2017 budget request supports the DHS’s two primary cyber acquisition programs: $274.8 million for the Continuous Diagnostics and Mitigation program which provides hardware, software, and services designed to support activities that strengthen the operational security of federal “.gov” networks.  It would also allocate $471.1 million for the National Cybersecurity Protection System (NCPS), commonly referred to as EINSTEIN, to continue to combat intrusions, enhance information sharing, and deploy analytical capabilities to secure the Federal civilian information technology enterprise.

U.S. national security activities are also conducted by the U.S. Intelligence Community, a group composed of 17 agencies, departments, organizations, and branches of the U.S. military, which are organized to gather, analyze, and distribute intelligence. For FY 2017, the collective base budget request of the IC included $16.8 billion for the Military Intelligence Program (MIP) and $53.5 billion for the National Intelligence Program (NIP). The FY 2017 budget allocations represent a decrease over the FY 2016 budget estimates for the MIP of $1.1 billion and NIP of $.4 billion respectively. Key NIP initiatives include improving integration of programs spread across the 17 IC elements, expanding the use of shared IT capabilities, continuing to support the protection and security of the critical networks that facilitate IC information-sharing, and ensuring that mission-critical intelligence information flows anywhere and anytime it is required.

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

Critical to supporting a wide range of government organizations, including the DoD, DHS, DoS and the Intelligence Community, in their national security initiatives, are the products and services related to information technology. According to the Federal Chief Information Officer, the total federal IT budget request for FY 2017 is approximately $81.6 billion, including the DoD addressable IT budget request of $44.9 billion, representing an overall decrease of 5.9% from the FY 2016 DoD IT budget request of $47.7 billion.

For a discussion of the budget’s cybersecurity-related information technology priorities, see “—Cybersecurity and Secure Information Systems” below.

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

In FY 2017, the President’s budget proposes approximately $19 billion in cybersecurity funding to enhance America’s cyber capabilities. This represents a more than 35 percent increase from FY 2016 in overall Federal resources for cybersecurity, a necessary investment to secure our Nation in the future.  The 2017 budget calls for $3.1 billion for a fund to replace IT legacy systems, and $62 million for bolstering the federal cyber workforce through training and scholarships and other educational initiatives.  Of the $19 billion in cybersecurity requested in fiscal 2017, more than a third or $7 billion will go to the Pentagon.  In addition, the $3.1 billion IT Modernization Fund request would provide funding for projects that target agencies with the biggest cyber security and IT concerns, and look to capitalize on shared services such as cloud infrastructure.

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

Established, Long-Standing Customer Relationships

The Company has developed trusted, enduring relationships across an exceptionally broad customer base in the defense, national security and federal/civilian landscape, which is a testament to our customers’ sustained confidence in our capabilities and our commitment to exceptional delivery. Our average period of continuous performance across our customer base is over a decade. We have worked with the U.S. Army for 18 years, the Department of State continuously for more than 21 years, the Department of Defense for over 18 years, the Department of the Treasury for over 16 years, and key elements of the Intelligence Community for over 13 years.

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

Strong Backlog and New Business Pipeline

We had backlog of $290 million on active contracts as of December 31, 2016, of which $75 million was funded and $215 million was unfunded, spanning more than 69 discrete contracts or task orders. Because we perform tasks that are essential to the day-to-day operations and core missions of our customers, the budgets for our business are well protected and growing. Additionally, we have a current pipeline of more than $3.5 billion of potential new business opportunities that we are currently pursuing or prospecting.

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

Our Growth Strategy

Having established a strong platform in the mid-tier market, our objective is to consolidate, grow, and re-position the business as a technology innovator and provider of advanced solutions in the area of cybersecurity, agile software development, and integrated intelligence and data analytics in order to realize a premium valuation as the leading agile and sustainable mid-tier market player. Achieving this objective requires a detailed strategy to drive stronger organic growth in higher margin, high-growth market areas, and accelerate growth through strategic acquisitions using our proprietary mergers and acquisitions pipeline.

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

In addition, the Company has achieved greater alignment between its business development processes and human capital to allow for a more focused and effective application of resources against these identified opportunities. On September 12, 2016, Phillip E. Lacombe began employment as the Company’s President and Chief Operating Officer replacing the retiring Paul Fernandes. Mr. Lacombe is a seasoned industry executive with over 20 years of leadership experience in the defense and national security technology sector. In addition, Business Development personnel have been centralized under a single reporting line with direct oversight by the new Senior Vice President of Business Development. Our growing pipeline of opportunities has highlighted the need for additional resources to ensure effective capture management. Several suitably qualified senior business development specialists were recruited during 2016 and early 2017. Finally, the capture management process itself has been re-invigorated with focused opportunity reviews conducted by senior management to ensure full alignment of effort and seamless functional support across the business.

Optimize Operational Efficiency

Immediately following the Business Combination, the Company completed a reorganization of its operations into the three competency-based Sectors – Cyber Security and Secure Information Systems (CSIS); Software Development Systems and Services (SDDS), and Intelligence and Analytics (IA). This organizational realignment has allowed us to deliver our solutions more efficiently across all the markets we serve and reduce cost in overhead and G&A. We expect to leverage these changes to improve margins and increase the opportunities for our senior management team to be more connected with our customers to deepen relationships and drive cross selling opportunities.

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

Pending PSS Acquisition

On February 18, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PSS Holdings, Inc. (“PSS”) for approximately $119.5 million in cash, subject to certain adjustments based upon closing working capital, plus a portion of the value of certain tax benefits as they are realized after the closing. The purchase price will also be increased by an additional $20,000 per day if the merger is consummated after March 31, 2017 and certain conditions to the obligations of the Company to close are otherwise satisfied, such increase applicable for each day after March 31, 2017 that such conditions are so satisfied.

PSS is a privately-held government services business that provides products and services in information technology, engineering, and program management, and is a leading provider of advanced computing, analytics, program and acquisition management, cyber and software solutions to key defense, intelligence and federal civilian customers, working with over 25 government agency partners. Upon consummation of the merger contemplated by the Merger Agreement (the “merger”), PSS will become a wholly-owned subsidiary of the Company.

The consummation of the merger is subject to the satisfaction of certain conditions, including receipt of certain required third party consents. If any condition to the merger is not satisfied or waived, the merger will not be completed. In addition, the Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed due to our inability to obtain financing for the merger, we may be required to pay a termination fee of $625,000 to PSS.

On April 13, 2017, the Company received a letter from PSS purporting to terminate the Merger Agreement, unless we notify PSS that we are prepared to close and schedule the closing of the merger for no later than April 23, 2017. The Company does not believe the purported termination of the Merger Agreement is valid, and the Company is evaluating its alternatives and rights under the Merger Agreement.

Pursuing additional strategic, capability-enhancing acquisitions

We will continue to pursue selective strategic acquisitions that expand our platform of capabilities and solutions. This will include companies that are leaders in supporting the US intelligence and defense community, as well as technologies and solutions in high performance computing, cloud computing, data analytics and cybersecurity.  We are also interested in identifying firms possessing demonstrated capability and innovation that are critical to (1) the transformation of the Defense and Intelligence Community’s cyber and intelligence operations and (2) improving the overall cybersecurity posture of the Federal, Defense and Intelligence Community and commercial critical infrastructure enterprises.

Add IP and Complementary, Differentiated Capabilities

In addition to the proposed acquisition of PSS, the Company plans to target mergers and acquisitions opportunities with strong intellectual property and differentiated capabilities complementary to our platform, with a focus on high-end technologies that will scale and command premium valuations, including mobile application development, mobile technology systems, agile software development and advanced data analytics.

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

Customers

We are currently contracted with over 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. For 2016, we derived approximately 43% of our revenue from the Department of Defense; approximately 35% from the Department of State; approximately 20% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

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

Contracts

We derive our revenue primarily from contracts with U.S. government agencies, where we provide our services and solutions under three types of federal government contracts: time-and-materials, cost-plus, and firm fixed-price.

For the year ended December 31, 2016, we derived approximately 34%, 37%, and 29% of our revenue from time-and-materials, cost-plus fixed fee, and firm fixed-price contracts, respectively, and approximately 87% of our revenue was derived from contracts in which we were the prime contractor with the remaining 13% being derived from contracts in which we were a subcontractor. In 2016, our largest single-contract award accounted for approximately 20% of our total revenue, and our top five largest contracts accounted for 58% of  total revenue.

In 2016, approximately 53% of our revenue was derived from stand-alone contracts, 26% from Blanket Purchase Agreements (BPAs) and General Services Administration (GSA) schedules, and 21% from agency-sponsored Indefinite Delivery, Indefinite Quantity (ID/IQ) contracts. The aggregate contract ceiling value across active ID/IQs, GSA schedules and stand-alone contracts is more than $168 billion (excluding unlimited ceiling vehicles).

Backlog

We define total backlog as the amount of revenue we expect to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that we reasonably believe will be exercised, in each case from signed contracts in existence as of the measurement date. We also include in backlog our estimates of revenue from future delivery orders on requirements and ID/IQ contracts for which we have an established pattern of revenues. At times, our estimates of future revenue on such contracts are less than the contract ceiling. Our estimates are based on our experience using such vehicles and similar contracts.

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

As of December 31, 2016, our total backlog was $290 million, of which $75 million was funded and $215 million was unfunded. As of December 31, 2016, we expect to recognize approximately 45% or $131 million of our backlog as revenue in 2017.

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

Employees

As of December 31, 2016, we had 940 full-time and part-time employees. Security clearances are held by approximately 84% of our employees with over 44% of those clearances at the level of Top Secret or above. None of our employees are subject to collective bargaining agreements.

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

For the years ended December 31, 2016, we derived 13% of our revenues from contracts in which we acted as a subcontractor to other contractors. Additionally, where we are named as a prime contractor, we may sometimes enlist other companies to perform some services under the contract as subcontractors. We expect that such relationships with other contractors will continue to be important for a portion of our revenues for the foreseeable future. Our business, prospects, financial condition or operating results could be harmed if other contractors eliminate or reduce their contracts or joint venture relationships with us because they choose to establish relationships with our competitors; they choose to directly offer services that compete with our business; we choose to directly compete with them for services; the government terminates or reduces these other contractors’ programs; or the government does not award them new contracts.

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

For fiscal year 2016, we derived a portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of the Company’s clients and services provided to such clients to persons without security clearances and investors. Because we are limited in its ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have information concerning our business, which will limit your insight into a portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

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

As of December 31, 2016, our estimated contract backlog totaled approximately $290 million, of which approximately $75 million was funded and $215 million was unfunded. Backlog is our estimate of the remaining future revenues from existing signed contracts, assuming the exercise of all options relating to such contracts and including executed task orders issued under ID/IQ contracts. Backlog also includes estimates of revenue from future delivery orders on requirements and ID/IQ contracts for which we have an established pattern of revenues. At times, our estimates of future revenue on such contracts are less than the contract ceiling. Our estimates are based on our experience using such vehicles and similar contracts; however, we cannot assure that all, or any, of such estimated contract revenues will be recognized as revenues.

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

Five large contracts account for 58% of STG, Inc.’s (“STG”) revenue. The loss of any one or more of these contracts could cause a decline in its operating results.

For the year ended December 31, 2016, STG had five contracts that comprised 58% of its total revenue. Although STG has been successful in continuing work on most of our large contracts in the past, there is no assurance that STG will be able to do so in the future. The revenue stream from one or more of these contracts could end for a number of reasons, including the completion of the customer’s requirements, the completion or early termination of our current contract, the consolidation of STG’s work into another contract where it is not the holder of that contract, or the loss of a competitive bid for the follow-on work related to STG’s current contract. If any of these events were to occur, STG could experience an unexpected, significant reduction in revenue and net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion with respect to these contracts.

Security breaches in sensitive U.S. government systems could result in the loss of clients and negative publicity.

Many of the systems the Company develops, installs and maintains involve managing and protecting information involved in intelligence, national security and other sensitive or classified U.S. government functions. A security breach in one of these systems could cause harm to the Company’s business, damage its reputation, result in the termination of its contracts, and prevent us from being eligible for further work on sensitive or classified systems for U.S. government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to the Company’s reputation or limitations on its eligibility for additional work resulting from a security breach in one of the systems it develops, installs or maintains could cause it to incur remediation costs and could materially reduce its revenue. Costs it incurs to address security breaches could materially reduce the Company’s operating margin.

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

We enter into three types of federal government contracts for our services: cost-plus-fee, time-and-materials and fixed-price. Recently, our customers have increasingly procured our services under cost-plus-fee contracts, which tend to offer lower margin opportunities than other contract types. For the Company’s last three fiscal years, it derived revenues from such contracts as follows:

	Year ended December 31,
Revenue by Contract Type	2016		2015
	(in thousands, except percentages)
T&M	$56,323	34%	$64,523	33%
Fixed price	47,615	29%	58,858	30%
Cost Plus	60,117	37%	70,264	37%
	$164,055		$193,645

Each of these types of contracts, to varying degrees, involves some risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•

Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed (“Fixed Fee”) or performance-based (“Award Fee”). To the extent that the actual costs incurred in performing a cost-plus-fee contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the federal government on the extent to which contractors are able to receive reimbursement for employee compensation.

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

If we are unable to complete our proposed acquisition of PSS Holdings, Inc., our expected financial results and the market value of our common stock could be adversely affected, and we may be required to pay a termination fee of $625,000.

On February 18, 2017, we entered into the Merger Agreement to acquire PSS for approximately $119.5 million in cash. Consummation of the merger is subject to customary conditions to closing.

If any condition to the merger is not satisfied or waived, the merger may not be completed. In addition, although not a condition to the merger, the Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed due to our inability to obtain financing for the merger, we may be required to pay a termination fee of $625,000 to PSS.

On April 13, 2017, the Company received a letter from PSS purporting to terminate the Merger Agreement, unless we notify PSS that we are prepared to close and schedule the closing of the merger for no later than April 23, 2017. The Company does not believe the purported termination of the Merger Agreement is valid, and the Company is evaluating its alternatives and rights under the Merger Agreement.

Additional risks and uncertainties associated with the merger include:

•	various conditions to the closing of the merger may not be satisfied or waived;

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community and among our customers, lenders and other creditors; and

•	the attention of our employees and management may be diverted due to activities related to the merger, which may harm our relationships with our employees, customers, distributors, suppliers, and other business partners.

Any or all of the preceding could jeopardize our ability to consummate the merger on the negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management and will have incurred substantial costs for which we will be solely responsible. Under certain circumstances, including with respect to our ability to obtain financing for the merger, we may also be required to pay the termination fee of $625,000 to PSS. As a result of the foregoing, our financial condition and results of operations and the market value of our stock may be adversely affected.

Completing our pending acquisition of PSS or other acquisitions could result in operating difficulties or other adverse consequences to our business.

One of our proposed key operating strategies is to selectively pursue acquisitions, including the pending acquisition of PSS. Our acquisition strategy, including the pending PSS acquisition, poses many risks, including:

•	we may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	we may not be able to compete successfully for identified acquisition candidates, complete acquisitions or accurately estimate the financial effect of acquisitions on our business;

•	we may pay an above-market price for acquisitions and incur higher than expected acquisition costs;

•	Our pending acquisition of PSS requires, and other potential future acquisitions may require, us to issue common stock, resulting in dilution of ownership, and obtain additional debt funding, and with respect to the pending acquisition of PSS, we can make no assurances that we will be able to obtain such financing on favorable terms or at all;

•	we may have difficulty retaining an acquired company’s key employees or customers;

•	we may have difficulty integrating and managing acquired businesses in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the acquisition, due to difficulties such as incompatible accounting, information management, or other control systems;

•	we may have difficulty in maintaining customer, supplier, employee or other favorable business relationships of acquisition operations and restructuring or terminating unfavorable relationships;

•	ensuring sufficient due diligence prior to an acquisition and addressing unforeseen liabilities of acquired businesses;

•	failing to achieve anticipated business volumes;

•	acquisitions may disrupt our business or distract our management from other responsibilities;

•	as a result of an acquisition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings; and

•	we may be subject to potential unknown liabilities and unforeseen increased expenses or delays associated with the pending acquisition of PSS.

Any of these factors could cause our acquisitions to perform poorly, and could adversely affect our business and financial results as well as our ability to achieve the anticipated benefits of our acquisitions.

We expect to incur debt in the future for acquisitions, including the pending acquisition of PSS, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

We incurred approximately $82 million in debt to fund a portion of the purchase price of the Business Combination (as defined above). We may incur additional indebtedness in connection with the execution of our strategy to expand the Company through acquisitions, including the pending acquisition of PSS. The amount of our debt could have important consequences for holders of our stock, including, but not limited to:

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

Our debt agreements require us to comply with various restrictive covenants, and we have not been in compliance with certain of these covenants for the fiscal quarters ended September 30, 2016 and December 31, 2016. See the risk factor entitled “The agreements governing our indebtedness require us to comply with financial maintenance covenants. We have not been in compliance with certain of these covenants in our two most recent fiscal quarters, and if we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.” These covenants, may restrict our ability to incur additional debt, change the nature of our business, sell or otherwise dispose of assets, make acquisitions, and merge and consolidate with other entities. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and if we are unable to obtain waivers from the lenders and/or amend the covenants, it may adversely affect our financial condition.

Our ability to grow may be limited if we cannot obtain additional capital.

Our growth strategy includes pursuing strategic acquisitions, such as the pending acquisition of PSS. We believe that it may be difficult to fund acquisitions with cash from operating activities. As a result, we expect that the availability of debt or equity capital, which may or may not be available on favorable terms or at all, will be important. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy, including the consummation of the pending acquisition of PSS, on satisfactory terms.

The agreements governing our indebtedness require us to comply with financial maintenance covenants. We have not been in compliance with certain of these covenants in our two most recent fiscal quarters, and if we are unable to comply with these covenants, our business, results of operations and liquidity could be materially and adversely affected.

Under our Credit Agreement, the Company is required to meet certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement. As of September 30, 2016 and December 31, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Company remained in compliance with the Credit Agreement as of September 30, 2016 by using a provision of the Credit Agreement that allowed us to cure (the “Cure Right”) certain covenant non-compliance by issuance of Common Stock for cash and use of proceeds to reduce the principal balance of the term loan. As a result, pursuant to the Credit Agreement, the financial covenants were recalculated giving effect to the pay down of the debt, and we remained in compliance under the Credit Agreement.

As of December 31, 2016, we again did not satisfy the covenants relating to our required consolidated senior secured leverage ratio and minimum consolidated EBITDA. On February 24, 2017, we entered into a Limited Forbearance to Credit Agreement (the “Forbearance Agreement”) with MC Admin Co LLC and the other lenders under the Credit Agreement.

In the Forbearance Agreement, the lenders agreed to forbear from exercising rights and remedies (including enforcement and collection actions), for which we agreed to pay a fee of up to $750,000, related to our failure to comply with covenants related to the fixed charge coverage ratio, consolidated EBITDA and the senior secured leverage ratio, for the fiscal quarter ended December 31, 2016 (the “Specified Financial Covenants”). The Forbearance Agreement requires us to obtain lender consent prior to use of our revolving credit facility during the period of forbearance. The forbearance period expired on March 31, 2017.

The Company entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date we deliver the financial statements and certificates for the quarter ending March 31, 2017 showing that we are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	We must obtain lender consent prior to using our revolving credit facility; and

•	We cannot effect a Cure Right in respect of the quarter ending March 31, 2017.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business continues to perform at the current level through that period, we do not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that we will be in non-compliance at March 31, 2017. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million. The Waiver does not apply to covenant non-compliance after December 31, 2016 or to covenants other than the Specified Financial Covenants. Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such forbearance, amendment or waiver. There can be no assurance that we would be able to obtain forbearance, a waiver or amendment, or effect a cure, on terms acceptable to us.

If we are not able to effect a Cure Right or otherwise obtain forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance will give rise to an event of default thereunder, in which case the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

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

If our vendors or other third parties assert claims that we or our clients are infringing on their intellectual property, we could incur costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or third parties, which may not be available on commercially reasonable terms or at all; and

•	Re design our products and services that rely on the challenged intellectual property, which may be expensive or commercially impractical.

Any of these outcomes could adversely affect our operating results.

Goodwill and other intangible assets represent approximately 72% of our total assets and any impairment of these assets could negatively impact our results of operations.

As of December 31, 2016, goodwill accounted for approximately $72.3 million, or approximately 50%, of our recorded total assets. Under U.S. generally accepted accounting principles (GAAP), we review our goodwill for impairment quarterly and annually, or when events or changes in circumstances (“triggering events”) indicate the carrying value may not be recoverable. In the fourth quarter of 2016, the Company recorded a charge of $41 million for the impairment of goodwill. If goodwill becomes impaired again, we will record a further charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

We expect that upon closing the pending acquisition of PSS, goodwill and other intangible assets will increase, which may increase the likelihood of additional or greater goodwill impairment charges in future periods. Given the continued significant portion of the Company’s assets consisting of goodwill and intangible assets, if we are not able to improve our business, any additional significant goodwill or intangible asset impairment could reduce earnings in such period and have a material adverse effect on our financial condition and results of operations.

Our future taxable income may not be sufficient to realize our future tax benefits which could cause our deferred tax asset to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2016, we had approximately $4.5 million in net deferred tax assets. Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. If our future taxable income is insufficient to realize the future tax benefits and our deferred tax asset were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our deferred tax asset is determined, which may significantly reduce or eliminate our profits.

Other Risks Related to Our Stock

NASDAQ has delisted our shares from trading on its exchange which could limit investors’ ability to make transactions in our shares and subject us to additional trading restrictions.

Although at the time of our IPO in 2013 we met the applicable minimum initial listing standards set forth in the NASDAQ Listing Rules, our shares were delisted from NASDAQ in the first quarter of 2016 (for non-compliance with the minimum round lot shareholder requirement), and we cannot assure you that our shares will be relisted on NASDAQ in the future.

Since our delisting from NASDAQ, our shares are quoted in the over-the-counter market on the OTCQB. We could face material adverse consequences due to our shares being quoted on the OTCQB, including:

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

Global Defense & National Security Systems Holdings, LLC, our sponsor (“Sponsor”) owns 4,246,462 shares of our Common Stock and the stockholders of the Predecessor, own 10,773,110 shares of our Common Stock. If our Sponsor or the Predecessor's stockholders sell, or the market perceives that our Sponsor or the Predecessor's stockholders intends to sell, a substantial portion of their beneficial ownership interest in us in the public market, the market price of our Common Stock could decline significantly. Although the shares held by our Sponsor and the Predecessor's stockholders are subject to lock-up periods, such lock-up periods will expire over the next year. Such sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

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

Our Sponsor and the STG Stockholders own approximately 25.5% and 64.9% of our Common Stock, respectively. As a result, our Sponsor and the Predecessor's stockholders may have the ability to determine the outcome of corporate actions of the Company requiring stockholder approval. In addition, on the Closing Date (as defined below) and as a condition precedent for the closing of the Business Combination Agreement (as defined below), our Sponsor and the Predecessor's stockholders (collectively, the “Stockholder Group”) (each of our Sponsor and the Stockholder Group, an “Investor Party”) entered into a voting agreement (the “Voting Agreement”), pursuant to which, as long as each Investor Party beneficially owns at least 5% of our Common Stock, such Investor Party may designate one member to our board of directors. In addition, each Investor Party will support the other Investor Party’s designee for director. This concentration of ownership and voting power may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to document and test the effectiveness of its internal controls over financial reporting in accordance with an established control framework and to report on its management’s conclusion as to the effectiveness of these internal controls over financial reporting with respect to the business of the Company. In connection with the prior year audit of our financial statements for the year ended December 31, 2015, our management and independent registered public accounting firm identified a material weakness in our internal control over financial reporting. The material weakness related to review and monitoring controls over the preparation of the Company’s income tax provision. As a result, several significant audit adjustments to our tax provision were identified during the course of the audit. Our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

To assist with remediation of the material weakness in internal controls over Financial Reporting the Company identified at December 31, 2015, management has engaged a third party vendor to provide a comprehensive assessment of the Company’s internal controls over financial reporting.

The comprehensive assessment of the Company’s internal controls over financial reporting is currently in process. Although the activity  completed to date has not yet identified any material weaknesses, including the review and monitoring controls over the consolidated income tax provision which resulted in the material weakness at December 31, 2015, we cannot conclude that no material weakness exists until the comprehensive assessment is complete and any identified findings have been remediated and tested.

Management believes that upon completion of the comprehensive assessment, such measures should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting.

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

Our stock price is subject to volatility and could decline.

The price of our Common Stock may be volatile, and may fluctuate due to factors such as:

•	investor sentiment toward government contractors in general;

•	announcements concerning us or our competitors;

•	shortfalls in operating results from levels forecasted by securities analysts;

•	actual or anticipated fluctuations in our quarterly and annual results and those of our publicly-held competitors;

•	success of our competitors;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving the Company;

•	changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of our common stock available for public sale;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	investor sentiment toward companies with material indebtedness on their balance sheet; and

•	the general state of the economy and securities markets.

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

In addition, payments due to us from U.S. Federal Government Agencies may be delayed due to billing cycles or as a result of failures of Government budgets to gain Congressional and administration approval in a timely manner. The U.S. Federal Government’s fiscal year ends September 30. If Federal appropriations for the next Federal fiscal year have not been approved by that date in each year, our customers may have to suspend engagements that we are working on until appropriations have been approved. Any such suspensions may reduce our revenue during the fourth quarter of that calendar year or the first quarter of the subsequent year. The U.S. Federal Government’s fiscal year-end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Federal Government’s fiscal year-end would serve to increase our third- or fourth-quarter revenue but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

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

Quarter ended	High	Low
Year ended December 31, 2015
March 31, 2015	$8.90	$8.72
June 30, 2015	$9.11	$8.86
September 30, 2015	$9.11	$8.91
December 31, 2015	$10.90	$4.25
Year ended December 31, 2016
March 31, 2016	$5.50	$2.20
June 30, 2016	$5.30	$1.50
September 30, 2016	$3.00	$1.20
December 31, 2016	$3.19	$0.90

Holders

On March 28, 2017, there were 196 holders of record of our common stock.

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

Use of Proceeds from Registered Offering

The Company consummated the IPO on October 29, 2013 and received net proceeds of approximately $73,545,000 which included $7,215,000 received from the private placement of 721,500 shares to our Sponsor and $9,495,000 as a result of the underwriters’ exercise of the overallotment option.

At the July 2015 Extension Meeting and in accordance with our Charter, our stockholders redeemed 876,072 shares of Company Common Stock at a price of $10.55 per share, for a total redemption of approximately $9,242,560 that was effected on July 24, 2015 and paid from the IPO proceeds. In connection with the October Extension Meeting, on October 23, 2015, there were 3,209,123 shares redeemed at $10.61 per share ($34.0 million). Shares redeemed at Closing of the Business Combination amounted to 2,031,383 at $10.63 per share ($21.6 million). Pursuant to the Business Combination Agreement, upon the effectiveness of the Business Combination, a portion of the Cash Consideration was paid using proceeds held in our Trust Account.

PART II

ITEM 6          SELECTED FINANCIAL DATA

The selected financial data for the period January 1, 2016 to December 31, 2016, the period November 24, 2015 to December 31, 2015, and the period January 1, 2015 to November 23, 2015 and for the years ended December 31, 2015 and 2014 have been derived from STG Group’s audited consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

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

The consolidated statements of operations data, consolidated statements of comprehensive income data and consolidated balance sheet data for the period January 1, 2015 to November 23, 2015 and for the years ended December 31, 2014 and 2013 are not comparable to the same information presented for the period November 24, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016. STG Group’s financial results are not comparable across periods primarily due to the change in depreciation and amortization expense that results from the new accounting basis of its property plant and equipment and intangible assets. The changes in these expenses affect the comparability of cost of sales, gross profit and selling and administrative expense between Predecessor and Successor periods.

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

	Successor	Successor	Predecessor	Predecessor
	(In thousands, except for share and per share data)

	Year Ended December 31, 2016	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015	Year Ended December 31, 2014
Contract Revenue	$164,055	$17,300	$176,345	$209,727
Cost of Revenue	111,263	11,702	120,989	141,925
Gross Profit	52,792	5,598	55,356	67,802
Operating Expenses Indirect and Selling Expenses	54,538	6,407	47,837	61,286
Impairment of Goodwill	41,276	0	2,064	5,117
Impairment of other Intangible Assets	0	0	906	1,811
Operating income (loss)	(43,022)	(809)	4,549	(412)
Other income (expense)
Other (expense) income	(354)	(132)	37	313
Interest expense	(8,725)	(898)	(57)	(70)
Income (loss) before income taxes	(52,101)	(1,839)	4,529	(169)
Tax Provision (benefit)	(3,902)	(1,585)	644	0
Net (loss) income	(48,199)	(254)	3,885	(169)
Net (loss) income per share available to common shareholder- Basic and Diluted	$(2.98)	$(0.02)	$3,497	(152)
Weighted-average shares outstanding:
Basic and diluted	16,172,040	16,107,071	1,111	1,111
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,841	$8,503	$2,184	$340
Total assets	145,128	204,323	48,556	68,635
Long-term debt	0	72,447	0	0
Total liabilities	98,609	111,978	33,362	45,678
Total Stockholders’ equity	46,519	92,345	15,194	22,957

ITEM 7          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, the periods November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the years ended December 31, 2014, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The Company’s actual results may not be indicative of future performance. This discussion and analysis contains forward-looking statements and involves numerous risk and uncertainties, including, but not limited to, those discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A, or in other parts of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

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

On November 23, 2015, the Company (formerly known as Global Defense and National Security Systems, Inc.) and STG Group Holdings, Inc. (“STG Group Holdings”) completed a transaction in which the Company acquired 100 percent of the capital stock of STG Group Holdings, Inc. from its then owners (the “Business Combination”). In connection with the closing of the Business Combination, the Company changed its name to STG Group, Inc., and commenced trading of its common stock under the symbol “STGG” on the OTC Pink Current Information tier of the over-the-counter market. The Company’s common stock trades over the counter on the OTCQB. This transaction is further described in Note 2 to the Company’s consolidated financial statements included herein.

Fiscal Year

The Company’s fiscal year ends on December 31. Throughout the year, the Company reports its results using a fiscal calendar whereby each three month calendar end represents the end of a quarter. As a result, the number of work days may fluctuate between the various quarterly periods. For comparison purposes we have combined our contract revenue and Adjusted EBITDA in the period November 24, 2015 to December 31, 2015 (Successor) with STG Group’s contract revenue and Adjusted EBITDA in the period January 1, 2015 through November 23, 2015 (Predecessor). Net sales and Adjusted EBITDA were not affected by acquisition accounting. Refer to Note 2 to the consolidated financial statements for additional information on acquisition accounting for the Business Combination.

Overview

The Company provides specialist cyber, software and intelligence solutions to U.S. government organizations with a national security mandate. Our solutions are integral to national security-related programs run by more than 50 U.S. government agencies, including the Department of Defense, the Intelligence Community, the Department of Homeland Security, the Department of State and other government departments with national security responsibilities. Our programs are predominantly funded from base budgets and essential to the effective day-to-day operations of our customers.

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

During the period ended December 31, 2016, the Company recognized an annual goodwill impairment charge of $41 million. For a discussion of the methodology used for our goodwill impairment testing, see “—Goodwill, Other Intangible Assets and Other Long-Lived Assets.”

On February 18, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PSS Holdings, Inc. (“PSS”) for approximately $119.5 million in cash, subject to certain adjustments based upon closing working capital, plus a portion of the value of certain tax benefits as they are realized after the closing. The purchase price will also be increased by an additional $20,000 per day if the merger is consummated after March 31, 2017 and certain conditions to the obligations of the Company to close are otherwise satisfied, such increase applicable for each day after March 31, 2017 that such conditions are so satisfied.

PSS is a privately-held government services business that provides products and services in information technology, engineering, and program management, and is a leading provider of advanced computing, analytics, program and acquisition management, cyber and software solutions to key defense, intelligence and federal civilian customers, working with over 25 government agency partners. Upon consummation of the merger contemplated by the Merger Agreement (the “merger”), PSS will become a wholly-owned subsidiary of the Company.

The consummation of the merger is subject to the satisfaction of certain conditions, including receipt of certain required third party consents. If any condition to the merger is not satisfied or waived, the merger will not be completed. In addition, the Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed for any reason with respect to our ability to obtain financing for the merger, we may be required to pay a termination fee of $625,000 to PSS.

On April 13, 2017, the Company received a letter from PSS purporting to terminate the Merger Agreement, unless we notify PSS that we are prepared to close and schedule the closing of the merger for no later than April 23, 2017. The Company does not believe the purported termination of the Merger Agreement is valid, and the Company is evaluating its alternatives and rights under the Merger Agreement.

Key Financial Definitions

Contract Revenue. Contract Revenue reflects the Company’s sales of its services, software or material purchases. Several factors affect revenue in any period, including the contractual funding and timing of acquisitions and the purchasing habits of its customers.

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

Impairment of Goodwill and Intangible Assets. As required by GAAP, when certain conditions or events occur, the Company recognizes impairment losses to reduce the carrying value of goodwill, other intangible assets, and property, plant and equipment. During the period ended December 31, 2016, the Company recognized an impairment charge of $41 million related to goodwill in the Company’s only reporting unit. For a discussion of the methodology used for our goodwill impairment testing, see “—Goodwill, Other Intangible Assets and Other Long-Lived Assets.”

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

Consolidated Results of Operations

	Successor	Successor	Predecessor	Predecessor
	(In thousands)
	Year Ended December 31, 2016	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015	Year Ended December 31, 2014
Contract Revenue	$164,055	$17,300	$176,345	$209,727

Cost of Revenue	111,263	11,702	120,989	141,925

Gross Profit	52,792	5,598	55,356	67,802

Indirect and Selling Expenses	54,538	6,407	47,837	61,286

Impairment of goodwill and intangible assets	41,276	0	2,970	6,928

Operating (loss) income	(43,022)	(809)	4,549	(412)

Interest Expense	(8,725)	(898)	(57)	(70)

Other income (expense), net	(354)	(132)	37	313

(Loss) income before income taxes	(52,101)	(1,839)	4,529	(169)

Tax (benefit) provision	(3,902)	(1,585)	644	0

Net (loss) income	(48,199)	(254)	3,885	(169)

Year ended December, 31 2016 and the periods November 24, 2015 through December 31, 2015 (Successor) and January 1, 2015 through November 23, 2015 (Predecessor). For the discussion below, the Successor and Predecessor periods have been combined to discuss results for the year ended December 31, 2015 as a whole.

Contract Revenue

Contract revenue was $164.1 million for the year ended December 31, 2016, a decrease of $29.5 million, or 15.3% compared to $193.6 million for the year ended December 31, 2015. The decrease in revenue is primarily due to seven contracts. Three Department of Defense (DOD) contracts, two of which ended in 2015 and one early in 2016, an Intelligence Community contract which was completed and ended in September 2015, a Department of Homeland Security contract which ended in 2016 and contracts with Department of State and DEA which both ended in 2015.

The table below summarizes our revenue by customer for the year ended December 31, 2016 and 2015 (Combined Successor and Predecessor Periods).

	Year ended December 31,
Revenue by customer	2016		2015
	(in thousands, except percentages)

Department of Defense	$70,639	43%	$83,855	43%
Department of State	57,334	35%	62,038	32%
Department of Homeland Security	10,532	7%	18,195	9%
Intelligence Community	3,810	2%	9,007	5%
Drug Enforcement Administration	-	0%	3,974	2%
Other Federal Civilian	21,740	13%	16,576	9%
	$164,055		$193,645

The Department of Defense continues to be our largest customer with 43% of total revenue generated from this customer in the year ended December 31, 2016 compared to 43% of total revenue in the year ended December 31, 2015. Revenue generally decreased across the customer base for the year ended December 31, 2016 compared to the same period in 2015, although there was an increase in revenue from the Federal Civilian agencies.

The table below summarizes our revenue by contract billing type for the years ended December 31, 2016 and 2015 (Combined Successor and Predecessor Periods).

	Year ended December 31,
Revenue by Contract Type	2016		2015
	(in thousands, except percentages)
T&M	$56,323	34%	$64,523	33%
Fixed price	47,615	29%	58,858	30%
Cost Plus	60,117	37%	70,264	37%
	$164,055		$193,645

Time-and-materials contract revenue decreased by $8.2 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in time-and-materials contract revenue was driven by the end of the DEA contract in the second quarter, the end of the Army/DOD contract in the third quarter of 2015 and the expiration of a Department of State contract in 2015. Fixed price contract revenue decreased by $11.3 million. Reductions in Department of Defense and Department of Homeland Security customers’ activities are responsible for these decreases. Cost Plus revenue was down $10.1 million due primarily to a reduction of Intelligence Community and Department of Defense tasking.

Our prime contract revenue decreased by $26.7 million in the year ended December, 2016 compared to the year ended December 31, 2015. The decrease was attributable to the expiration of the Department of Defense Intelligence Community, Department of Homeland Security, Department of State and DEA contracts.

The table below summarizes our revenue by prime and subcontract type for the years ended December 31, 2016 and 2015 (Combined Successor and Predecessor Periods).

	Year ended December 31,
Revenue – Prime and Subcontract	2016		2015
	(in thousands, except percentages)
Prime	$143,305	87%	$170,070	88%
Subcontract	20,750	13%	23,575	12%
	$164,055		$193,645

STG continues to concentrate on to increasing its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise.

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. For the year ended December 31, 2016, direct expenses were $111.3 million and $132.7 million for the year ended December 31, 2015. The decrease of $21.4 million, or 16.1%, was primarily a result of the Department of Defense, Intelligence Community, Department of Homeland Security, Department of State and DEA contracts that expired in 2015 and 2016.

Gross profit was $52.8 million for the year ended December 31, 2016, compared to $61 million for the year ended December 31, 2015. The decrease of in gross profit during the year ended December 31, 2016 of $8.2 million or 13.4% is primarily a result of the Department of Defense, Department of Homeland Security, Department of State and DEA contracts that ended during 2015 and 2016.

Indirect and Selling Expenses

Indirect and selling expenses were $54.5 million for the year ended December 31, 2016 compared to $6.4 million for the period November 24, 2015 to December 31, 2015 and $47.8 million for the period January 1, 2015 through November 23, 2015 or $54.2 million for the full year ended December 31, 2015. This represents a small increase of $0.3 million in overall indirect and selling expenses in 2016 compared to 2015.

During the year ended December 31, 2016, the Company incurred $0.7 million in expense for share-based compensation related to the new equity awards granted upon consummation of the Business Combination and subsequent awards compared to $0.03 million recognized in the period November 24, 2015 to December 31, 2015. No share based compensation expense was incurred in prior periods. Selling and administrative expenses for the year ended December 31, 2016 include $0.5 million and $7.0 million of depreciation and amortization expense, respectively, compared to $0.9 million and $1.6 million of depreciation and amortization expense, respectively in the combined periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015.

The increase in intangible amortization of $5.4 million is due to an increase in intangible assets from the Business Combination. Selling and administrative expenses in 2016 also include a decrease in personnel and benefits costs of ($5.6) million due to savings realized in 2016 from the Company restructuring efforts implemented during 2015 and 2016. These savings were partially offset by increases in board of director compensation and expenses, third party professional fees and public filing related expenses, which approximated $1.4 million for the year ended December 31, 2016 and $0.3 million for the period November 24 to December 31, 2015. Selling and administrative expenses during the period January 1, 2015 to November 23, 2015, included an expense of $0.7 million recognizing a loss on the sublease of space once the Company renegotiated its lease agreement and moved its Corporate Headquarters.

Additionally, for the period January 1, 2015 to November 23, 2015, the selling and administrative expenses included a charge of $1.1 million related to the disposal of fixed assets. This was primarily associated with moving its Corporate Headquarters and writing off undepreciated leasehold improvements. For the period November 24, 2015 to December 31, 2015, and for the year ended December 31, 2014, no losses on disposal of fixed assets were material.

Impairment of Goodwill and Other Intangible Assets

In 2002, STG Group acquired DSTI and Seamast Incorporated (“Seamast”) as wholly-owned subsidiaries, which resulted in STG Group recording goodwill. Effective December 31, 2012, STG Group acquired Access Systems, which also resulted in STG Group recording additional amounts of goodwill. The Company’s goodwill balance consists of the following (in thousands):

	DSTI	Seamast	Access	STG successor	Total

Balance, December 31, 2014, Predecessor	$440	$1,898	$2,361		$4,699
Impairment loss	-	-	(2,064)		(2,064)
Balance, November 23, 2015, Predecessor	440	1,898	297		2,635
Elimination of predecessor goodwill	(440)	(1,898)	(297)		(2,635)
Acquisition of business, Successor	-	-	-	113,589	113,589
Balance, December 31, 2015, Successor				113,589	113,589
Impairment loss				(41,276)	(41,276)
Balance, December 31, 2016, Successor	$-	$-	$-	$72,313	$72,313

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

For the year ended December 31, 2016, the Company recorded an impairment loss of $41.3 million. For the year ended December 31, 2016, the Company’s third party valuation firm performed the first step of the annual goodwill impairment test in the fourth quarter of 2016 and determined that the estimated fair value of the Company’s sole reporting unit was lower than the carrying value, requiring further analysis under the second step of the impairment test. The decline in the estimated fair value of the Company was primarily due to significantly lower revenue in 2016 than planned. Growth rates in future years remain comparable to the prior planned growth; however future revenue and related profits are less than the previous plan due to significantly lower 2016 revenue.

Operating Income (Loss)

There was an operating loss of ($43.0) million for the year ended December 31, 2016 compared to operating income of $3.7 million for the year ended December 31, 2015.

The decrease in operating income of ($46.7) million is primarily due to the impairment charge related to goodwill of ($41.2) million and additional depreciation and amortization expense of ($6.4) million recognized during the year ended December 31, 2016 versus the year ended December 31, 2015. These losses were partially offset by cost savings realized in the Company’s indirect and selling expenses during 2016.

For a discussion of the methodology used for our goodwill impairment testing, see “—Goodwill, Other Intangible Assets and Other Long-Lived Assets.”

Other Income (Expense)

Other (expense) income was ($0.3) million for the year ended December 31, 2016 and ($0.1) for the combined periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015. Other income (expense) is primarily generated by market performance of the investments of the assets held in trust securing the Company’s deferred compensation plan.

Interest Expense

Interest expense was $8.7 million for the year ended December 31, 2016 compared to $1.0 million for the combined periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015. Interest expense for the year ended December 31, 2016 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.

(Loss) Income before Income Taxes

(Loss) income before income taxes was ($52.1) million for the year ended December 31, 2016 and $2.7 million for the combined periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015. The decrease in income before income taxes is primarily due to recognition of the non-cash impairment of Goodwill and additional amortization of intangible assets resulting from the Business Combination.

Tax Provision (Benefit)

The tax provision (benefit) was ($3.9) million for the year ended December 31, 2016 and ($0.9) million for the combined periods November 24, 2015 to December 31, 2015 and period January 1, 2015 to November 23, 2015. The post-acquisition net deferred tax liability is primarily due to the future tax expense related to the intangible assets recognized as a result of the Business Combination. Amortization of intangible assets recognized in the Business Combination is not deductible for tax purposes. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. Due to a change from a cash basis to accrual basis in the S Corporation period the predecessor company incurred higher state taxes in jurisdictions that tax S Corporations. As a result, pre and post-acquisition income tax related expenses will not be comparable.

Deferred income taxes are accounted for under the asset and liability method and reported on the Company’s Balance Sheet as a net asset or net liability. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their income tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for effects of changes in tax laws and rates on the date of enactment.

In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S-Corporation to a C-Corporation. Prior to this, for the period from January 1, 2015 through November 23, 2015 and the year ended December 31, 2014, STG Group generally did not incur corporate level income taxes, exclusive of certain state level jurisdictions. In lieu of corporate income taxes, the Predecessor's stockholders separately accounted for their pro-rata share of STG Group’s income, deductions, losses and credits. Therefore, the Company recognized corporate level deferred tax assets and liabilities for solely the Successor period. In addition, the Company released a valuation allowance against its deferred tax assets in the amount of $1.05 million following the Business Combination due to an assessment that it was more likely than not that these deferred tax assets would be realized.

The consolidated entity was able to recognize a deferred tax asset of $1.7 million in 2015 due to the tax amortization treatment of the start-up costs and the payout of the deferred compensation balances on January 25, 2016. Further, upon change to a C-Corporation on November 23, 2015, our taxable income generated from our operational activities is subject to an effective tax rate in excess of 35% for both Federal and State taxes.

Net (Loss) Income

For the reasons described above, net (loss) income was ($48.2) million for the year ended December 31, 2016 compared to $3.6 million for the combined periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015.

Periods November 24, 2015 through December 31, 2015 (Successor), January 1, 2015 through November 23, 2015 (Predecessor), and the year ended December 31, 2014. For the discussion below, the Successor and Predecessor periods have been combined to discuss results for the year ended December 31, 2015 as a whole.

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

The Department of Defense continues to be our largest customer with 43% of total revenue generated from this customer in the year ended December 31, 2015 compared to 41% of total revenue in the year ended December 31, 2014. Revenue by customer remained relatively consistent in the year ended December 31, 2015 compared to the year ended December 31, 2014, except for the loss of the Drug Enforcement Administration contract, the Army contract, and the loss of an Intelligence Community contract.

The table below summarizes our revenue by contract billing type for the years ended December 31, 2015 (Combined Successor and Predecessor Periods) and 2014.

	Year ended December 31,
Revenue by Contract Type	2015		2014
	(in thousands, except percentages)
T&M	$64,523	33%	$76,532	37%
Fixed price	58,858	30%	59,388	28%
CPFF	70,264	37%	73,807	35%
	$193,645		$209,727

Time-and-materials contract revenue decreased by $12 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in time-and-materials contract revenue was driven by loss of the DEA contract ending in the second quarter and the loss of the Army contract in the third quarter of 2015.

The table below summarizes our revenue by prime and subcontract type for the years ended December 31, 2015 (Combined Successor and Predecessor Periods) and 2014.

	Year ended December 31,
Revenue – Prime and Subcontract	2015		2014
	(in thousands, except percentages)
Prime	$170,070	88%	$181,008	86%
Subcontract	23,575	12%	28,719	14%
	$193,645		$209,727

Our prime contract revenue percentage increased by 2% in the year ended December, 2015 compared to the year ended December 31, 2014. STG continues to concentrate on increasing its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise.

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

Gross profit was $5.6 million for the period November 24, 2015 through December 31, 2015 and $55.4 million for the period January 1, 2015 through November 23, 2015, compared to $68 million for the year ended December 31, 2014. The decrease in gross profit during the year ended December 31, 2015 of $7.0 million or 10.3% is primarily due to the loss of the DEA contract, the Army contract, and the Intelligence Community contract during 2015.

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

Additionally, for the period January 1, 2015 to November 23, 2015, the selling and administrative expenses included a charge of $1.1 million related to the disposal of fixed assets. This was primarily associated with moving its Corporate Headquarters and writing off undepreciated leasehold improvements. For the period November 24, 2015 to December 31, 2015, and for the year ended December 31, 2014, no losses on disposal of fixed assets were material.

Impairment of Goodwill and Other Intangible Assets

In 2002, STG Group acquired DSTI and Seamast Incorporated (“Seamast”) as wholly-owned subsidiaries, which resulted in STG Group recording goodwill. Effective December 31, 2012, STG Group acquired Access Systems, which also resulted in STG Group recording additional amounts of goodwill. The Company’s goodwill balance consists of the following (in thousands):

	Predecessor DSTI	Predecessor Seamast	Predecessor Access	Successor STG Group	Total

Balance, December 31, 2014, Predecessor	$440	$1,898	$2,361	-	$4,699
Impairment loss	-	-	(2,064)	-	(2,064)
Balance, November 23, 2015, Predecessor	440	1,898	297	-	2,635
Elimination of predecessor goodwill	(440)	(1,898)	(297)	-	(2,635)
Acquisition of business	-	-	-	113,589	113,589
Balance, December 31, 2015, Successor	-	-	-	113,589	113,589
Impairment loss				(41,276)	(41,276)
Balance, December 31, 2016, Successor	$-	$-	$-	$72,313	$72,313

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

(Loss) Income before Income Taxes

(Loss) income before income taxes was ($1.8) million for the period November 24, 2015 to December 31, 2015 and $4.5 million for the period January 1, 2015 to November 23, 2015, compared to a loss of ($0.2) million in 2014. The decrease in income before income taxes is primarily due to transaction-related expenses as well as increases in selling and administrative expenses from being a public company as a result of the transaction. The loss in 2014 was primarily due to impairment related charges around the Company’s goodwill and intangible asset balances from previous acquisitions.

Tax Provision (Benefit)

The tax provision (benefit) was ($1.6) million for the period November 24, 2015 to December 31, 2015 and $0.6 million for the period January 1, 2015 to November 23, 2015. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs. The predecessor company was an S Corporation for Federal and most State related tax filings and as a result the tax liabilities flowed directly to its stockholders. Due to a change from a cash basis to accrual basis in the S Corporation period ending November 23, 2015 the predecessor company incurred higher state taxes in jurisdictions that tax S Corporations. As a result, pre and post-acquisition income tax related expenses will not be comparable.

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

In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S-Corporation to a C-Corporation. Prior to this, for the period from January 1, 2015 through November 23, 2015 and the years ended December 31, 2014. STG Group, generally did not incur corporate level income taxes, exclusive of certain state level jurisdictions. In lieu of corporate income taxes, the Predecessor's stockholders separately accounted for their pro-rata share of STG Group’s income, deductions, losses and credits. Therefore, the Company recognized corporate level deferred tax assets and liabilities for solely the Successor period. In addition, the Company released a valuation allowance against its deferred tax assets in the amount of $1.05 million following the Business Combination due to an assessment that it was more likely than not that these deferred tax assets would be realized.

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

Net (Loss) Income

For the reasons described above, net (loss) income was ($0.3) million for the period November 24, 2015 to December 31, 2015 and $3.9 million for the period January 1, 2015 to November 23, 2015, compared to ($0.2) million for the year ended December 31, 2014.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (unaudited)

	Successor	Predecessor
	Year Ended December 31, 2016	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015	Year Ended December 31, 2014

Net (loss) income	$(48,199)	$(254)	$3,885	$(169)
Income tax (benefit) expense*	(3,902)	(1,585)	644	346
Interest Expense	7,316	898	57	70
Amortization of loan issuance cost	1,409	119	0	0
Depreciation and Amortization	549	57	842	1,179
Amortization of intangibles	7,004	852	710	625
Impairment of Goodwill	41,276	0	2,064	5,117
Impairment of other intangible assets	0	0	906	1,811
EBITDA	$5,453	$87	$9,108	$8,979
Adjustments to EBITDA
Integration and other restructuring costs (1)	$3,656	$468	$5,207	$6,678
Nonrecurring expenses – advisory, legal, and professional fees (2)	3,069	13	1,805	2,765
Transaction related expenses (3)	243	1,194	1,394	0
Share-based compensation (4)	707	0	0	0

Adjusted EBITDA	$13,128	$1,762	$17,514	$18,422

(1)	Integration and other restructuring costs including development of incentive compensation plans, branding, communication plans, and severance related to reductions in force.

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses.

(3)	Transaction-related expenses primarily consist of professional service fees related to the Business Combination.

(4)	Represents non-cash share based compensation expense for awards made under the Company’s 2015 Omnibus Incentive Plan.

*Income tax expense in 2014 relates to tax payments made in jurisdictions where the Company filed as if it were a C Corporation for tax purposes (i.e. the District of Columbia). These expenses were included in indirect and selling expenses in those years.

Backlog

Backlog, both funded and unfunded at, December 31, 2016, 2015 and 2014, is as follows:

	December 31,
Backlog	2016	2015	2014
Funded	$75	$107	$90
Unfunded	215	212	288
Funded and Unfunded	$290	$319	$378

All of our existing contracts may have funded and unfunded backlog, each of which is described below. The contract values and management’s estimated revenues do not include any task orders or ceiling value under ID/IQ contracts, except to the extent that task orders have been awarded to the Company under those contracts.

The amount of the Company’s backlog as of December 31, 2015 increased from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 to include amounts inadvertently excluded. This increased backlog at December 31, 2015 by $66.3 million.

The Company defines total backlog as the amount of revenue it expects to realize (i) over the remaining base contract performance period and (ii) from the exercise of option periods that management reasonably believes will be exercised, in each case from signed contracts in existence as of the measurement date. The Company also includes in backlog its estimates of revenue from future delivery orders on requirements and ID/IQ contracts for which we have an established pattern of revenues. At times, our estimates of future revenue on such contracts are less than the contract ceiling. Our estimates are based on our experience using such vehicles and similar contracts.

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

The $29 million or 9% decrease in backlog from December 31, 2015 to December 31, 2016 was primarily due to not replacing contracts that expired in 2015 and 2016. The decrease of $59 million or 16% in backlog from December 31, 2014 to December 31, 2015 was primarily the result of contracts expiring in 2015 that were not replaced by new contracts.

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

The primary risks that could affect timing and recognition of backlog-related contract revenue include: schedule changes, contract modifications, and our ability to assimilate and deploy new staff against funded backlog; U.S. government cost cutting initiatives and other efforts to reduce spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, as described under “ Risk Factors — Risks Related to the Business, Operations and Industry.” We depend on U.S. government contracts for substantially all of our revenue. Changes in the contracting or fiscal policies of the U.S. government could adversely affect our business, financial condition, results of operations and ability to satisfy our financial obligations and grow our business and we may not realize the full amount of our backlog, which could lower future revenue.

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

Each of the Revolving Loan and the Term Loan matures on November 23, 2020.

As of December 31, 2016, the Company had $7.8 million of available cash. Because the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA required in the Credit Agreement as of December 31, 2016, the $15 million of borrowings under the revolving credit facility are only available subject to lender consent, and the $90 million uncommitted accordion facility is not available.

In addition, on February 18, 2017, we entered into the Merger Agreement to acquire PSS for approximately $119.5 million in cash, subject to certain adjustments based upon closing working capital, plus a portion of the value of certain tax benefits as they are realized after the closing. The purchase price will also be increased by an additional $20,000 per day if the merger is consummated after March 31, 2017 and certain conditions to the obligations of the Company to close are otherwise satisfied, such increase applicable for each day after March 31, 2017 that such conditions are so satisfied.

The Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed for any reason with respect to our ability to obtain financing for the merger, we may be required to pay a termination fee of $625,000 to PSS.

Going Concern Consideration: The consolidated financial statements included in this Form 10-K have been prepared using the going concern  basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company was not in compliance with its financial covenants at September 30, 2016 or at December 31, 2016. At September 30, 2016, the non-compliance was cured by raising equity from stockholders’ (“Equity Cure”) as was allowed by the Lending Agreement. At December 31, 2016 the Company received a forbearance which expired on March 31, 2017. The Company entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Based upon the preliminary results of operations through the first quarter of 2017, the Company anticipates that it will not be in compliance with the same financial covenants at March 31, 2017. One of the remedies the Lender has available to it, amongst others is the ability to accelerate repayment of the loan which the Company would not be able to immediately repay.

The potential inability to meet financial covenants under the Company’s existing Credit Agreement and the potential acceleration of the debt by the Lender resulting in the reclassification of our debt from a long-term liability to a current liability due to the potential of future covenant defaults required us to evaluate whether there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s Plan to alleviate this condition is as follows:

1.	Identify, qualify, and win new business to increase revenue and profits;

2.	Complete the PSS transaction, including the raising of equity and refinancing of our current Credit Agreement; or

3.	Renegotiate the current Credit Agreement to obtain relief from the existing financial covenants and other terms.

We considered the likelihood of refinancing the current Credit Agreement in connection with the PSS acquisition financing which contemplates new financial covenants and the renegotiation of the financial covenants in the event the acquisition of PSS is not completed. Based upon the executed term sheet for financing of the planned acquisition of the PSS which contemplates new financial covenants and discussions with our Lender regarding the need to renegotiate the existing financial covenants in the Credit Agreement in the event the acquisition is not completed, management determined that it was probable that the condition giving rise to the going concern evaluation has been sufficiently alleviated.

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

Concurrent with the consummation of the Business Combination, the full amount of the term loan was drawn and there were no amounts drawn on the other two facilities. Each facility matures on November 23, 2020. The Company recorded $6.4 million of debt issuance costs in connection with the new facility as a reduction to the carrying amount of the new term loan. These costs are being amortized using the effective interest method over the life of the term loan.

The principal amount of the term loan amortizes in quarterly installments which increase after each annual period. The quarterly installments range from 0.625% to 2.500% of the original principal amount and are paid through the quarter ending September 30, 2019. The remaining unpaid principal is due on the maturity date of November 23, 2020.

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of December 31, 2016 was 10.55%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate is equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

Future annual maturities of long-term debt outstanding at December 31, 2016 are as follows (in millions):

Year Ending December 31,

2017	4.50
2018	6.34
2019	6.13
2020	60.05
$77.02

Debt and Covenant Compliance

As of September 30, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA under the Credit Agreement. The Company remained in compliance with the Credit Agreement using a provision of the Credit Agreement that allowed us to cure (the "Cure Right") certain covenant non-compliance by issuances of Common Stock for cash and use of the proceeds to reduce the principal balance of the term loan.

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

As of December 31, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA required in the Credit Agreement. The Company was in compliance with all other financial covenants.

On February 24, 2017, we entered into a Limited Forbearance to Credit Agreement (the “Forbearance Agreement”) with MC Admin Co LLC and other lenders relating to the Credit Agreement.

In the Forbearance Agreement, the lenders agreed to forbear from exercising rights and remedies (including enforcement and collection actions), for which we agreed to pay a fee of up to $750,000, related to our failure to comply with the Specified Financial Covenants. The Forbearance Agreement requires us to obtain lender consent prior to use of our revolving credit facility during the period of forbearance. The forbearance expired on March 31, 2017. On or after the termination of forbearance, the lenders may proceed to enforce any or all of their rights and remedies. The Company also agreed to pay an additional two percent (2%) per annum in interest on the amount outstanding under the loans under the Credit Agreement from January 1, 2017, until the earlier of (1) the date on which all loans under the Credit Agreement are repaid and (2) the date on which the non-compliance with the Specified Financial Covenants is waived by the lenders.

The Company entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date we deliver the financial statements and certificates for the quarter ending March 31, 2017 showing that we are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	We must obtain lender consent prior to use of our revolving credit facility; and

•	We cannot effect a Cure Right in respect of the quarter ending March 31, 2017.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business continues to perform at the current level through that period, we do not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that we will be in non-compliance at March 31, 2017. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million. The Waiver does not apply to covenant non-compliance after December 31, 2016 or to covenants other than the Specified Financial Covenants. Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may  require the payment of a fee for such forbearance, amendment or waiver. Although we anticipate that we will be able to renegotiate the financial covenants either through a new credit agreement in connection with the anticipated financing of our planned acquisition of PSS or in the event the acquisition of PSS is not completed, through an amendment of the existing financial covenants under our current Credit Agreement, if we are unsuccessful in executing an amendment to the existing financial covenants, we may not be able to obtain a forbearance, waiver or effect a cure, on terms acceptable to us.

If we are not able to effect an amendment to the Credit Agreement, any future covenant non-compliance will give rise to an event of default thereunder if we are unable to effect a Cure Right or otherwise obtain forbearance or a waiver in which case the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

Consolidated Condensed Statements of Cash Flows for the Year Ended December 31, 2016, the Periods November 24, 2015 to December 31, 2015 (Successor), January 1, 2015 to November 23, 2015 (Predecessor), and Year Ended December 31, 2014 (Predecessor)

	Successor Year Ended,	Successor November 24, 2015 to	Predecessor January 1, 2015 to	Predecessor Year Ended,
(in millions)	December 31, 2016	December 31, 2015	November 23, 2015	December 31, 2014
Cash (used in) provided by operating activities	$(1.91)	$(9.60)	$34.42	$13.99
Cash provided (used in) by investing activities	3.80	(69.23)	(1.38)	(1.28)
Cash used in financing activities	(2.56)	78.95	(31.20)	(12.53)
Net (decrease) increase in cash and cash equivalents	(0.66)	0.12	1.84	0.18
Cash and cash equivalents at beginning of period	8.50	8.38	0.34	0.16
Cash and cash equivalents at end of period	$7.84	$8.50	$2.18	$0.34

Depreciation and amortization	8.96	1.03	1.55	1.8
Capital expenditures	(0.01)	(0.1)	(1.38)	(1.28)

Year Ended December 31, 2016 compared to Periods November 24, 2015 through December 31, 2015 (Successor) and the period January 1, 2015 to November 23, 2015 (Predecessor)

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

For the year ended December 31, 2016 (Successor), cash flows used in operating activities were ($1.9) million. The cash flows used in operating activities were significantly impacted by a net loss of ($48.2) million and a distribution of ($3.8) million triggered by the Business Combination offset by adding back the non-cash impairment of goodwill in the amount of $41.3 million, and a net increase in cash due to changes in accounts receivable of $4.2 million.

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

The Company had cash collections of $168.7 million or 103% of revenue for the year ended December 31, 2016, $160.9 million, or 83.1% of revenue for the year ended December 31, 2015 and $162.2 million. Collections have improved as a percent of revenue year over year as a result of efforts to maximize cash realization.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing three-month revenue. Days sales outstanding decreased by 1 day from 66 days as of December 31, 2015, to 65 days as of December 31, 2016. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables.

Cash used in investing activities

For the year ended December 31, 2016, cash flows provided by investing activities of $3.8 million is primarily proceeds from the sale of the investments held in the Rabbi Trust for distribution to the plan participants.

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

Cash used in financing activities

For the year ended December 31, 2016, cash flows used in financing activities was ($2.6) million, the net of payments due on the Company’s term debt of ($4.2) million offset by the proceeds of the issuance of Company stock of $1.7 million as a result of the exercise of the Cure Right on November 14, 2016.

In the period November 24, 2015 through December 31, 2015, cash flows provided by financing activities were $78.9 million. The cash flows provided by financing activities were primarily the result of (i) net proceeds from the Term Loan on our Credit Facility of $81.8 million, partially offset by debt issuance costs of ($6.4) million,(ii) redemption of redeemable common stock of ($21.6) million, (ii) net proceeds from the issuance of common stock of $11.0 million, partially offset by payments of deferred underwriters fees of ($1.9) million (iv) repayment of notes to the Sponsor of ($5.0) million and (v) repayment of the first installment of principal under the Term Loan of ($0.5) million.

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

Depreciation and Amortization

Depreciation and amortization totaled $9.0 million for the year ended December 31, 2016, compared to $1.0 million and $1.6 million for the period November 24, 2015 through December 31, 2015 and the period January 1, 2015 through November 23, 2015, respectively. The $6.4 million increase was primarily due to the amortization of the intangible assets recorded as a result of the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0.01 million for the year ended December 31, 2016 compared to $0.01 million and $1.4 million for the period November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015, respectively. Capital expenditures were lower in 2016 due to expenditures in 2015 related to the build out for the Company’s new headquarters.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0.6 million, $0 million, $0.2 million and $0.3 million for the year ended December 31, 2016, periods November 24, 2015 to December 31, 2015 and January 1, 2015 to November 23, 2015 and the year ended December 31, 2014, respectively.

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

For the year ended December 31, 2015 (predecessor and successor periods), the Company had cash collections of $160.9 million or 83% of revenue in 2015. For the year ended December 31, 2014, the Company collected cash of $162.2 million which was 77% of revenue recognized in 2014. The Company improved its cash collections as a percent of revenue recognized in 2015 versus 2014. The Company continues to develop efficiencies in an effort to maximize cash realization.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing three-month revenue. Days sales outstanding decreased by 17 days from 83 days as of December 31, 2014, to 66 days as of December 31, 2015. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables.

Cash used in investing activities

In the combined year ended December 31, 2015, cash flows used in investing activities were ($70.6) million. The cash flows used in investing activities were primarily the result of the acquisition of the Company for $71.7 million, net of $2.2 million of cash acquired. The cash flows used in investing activities were primarily the result of investing in equipment and software, and leasehold improvements for $1.4 million primarily the result of the Company’s headquarters relocation compared to cash flows used in investing activities in 2014 of ($1.3) million which was mainly a result of leasehold build out cost of the Company’s old headquarters during 2014.

Cash used in financing activities

For the combined period ending December 31, 2015, cash flows provided by financing activities were $47.8 million. The cash flows provided by financing activities were primarily the result of (i) net proceeds from the Term Loan on our Credit Facility of $81.8 million, partially offset by debt issuance costs of ($6.4) million, (ii) redemption of redeemable common stock of ($21.6) million, (iii) net proceeds from the issuance of common stock of $11.0 million, partially offset by payments of deferred underwriters fees of ($1.9) million (iv) repayment of notes to the sponsor of ($5.0) million (v) repayment of the first installment of principal under the Term Loan of ($0.5) million, (vi) repayment of the previous revolving credit facility of ($13.5) million, (vii) decrease of outstanding checks in excess of the bank balance of ($6.1) million, and (viii) distributions to the Predecessor’s stockholders of ($9.0) million.

Depreciation and Amortization

Depreciation and amortization totaled $2.6 million for the year ended December 31, 2015 compared with $1.8 million for the year ended 2014. The $0.8 million increase in 2015 was primarily caused recording property, plant, and equipment and identifiable intangible assets at fair value in acquisition accounting for the Business Combination.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $1.4 million for the year ended December 31, 2015. Capital Expenditures totaled $1.3 million for year ended December 31, 2014. Capital expenditures were higher in 2015 due to the build out for the Company’s new headquarters. In 2014, the capital expenditures related to leasehold improvements to renovate the Company’s old headquarters to be able to sublease the facility.

Cash Paid for Income Taxes

Cash paid for income taxes, net of refunds totaled $0.2 million and $0.3 million for the combined year ended December 31, 2015 and the year ended December 31, 2014, respectively.

Off-Balance Sheet Arrangements

Company accounts for operating leases entered into in the routine course of business in accordance with ASC 840 Leases. At December 31, 2016, the Company has no off-balance sheet financing arrangements other than operating leases. During the predecessor period of January 1, 2015 through November 23, 2015, the Company had a letter of credit related to an operating lease previously issued under STG Group’s terminated credit facility. At December 31, 2015, the lease was secured by a cash security deposit of $0.4 million. At December 31, 2014, a letter of credit had been issued and was outstanding for $0.8 million. The Company has no relationship with any unconsolidated or special purpose entity and has not issued any guarantees.

Short-term borrowings

The following table summarizes the activity under STG Group’s prior revolving credit facility for the years ended December 31, 2016, 2015 and 2014, not including issued and outstanding letters of credit:

		Year Ended December 31,
Short term borrowings	2016	2015	2014
		(in millions)
Balance – beginning of period	$0	$13.5	$20.0
Net revolving credit facility repayments	-	(13.5)	(6.5)
Net change in revolving credit facility balance payable	$0	$0	$13.5

Because the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA required in the Credit Agreement as of December 31, 2016, the $15 million of borrowings under the revolving credit facility are only available subject to lender consent

Contingent obligations

From time to time we may be involved in litigation in the normal course of our business. Our management does not expect that the resolution of these matters would have a material adverse effect on our business, operations, financial condition or cash flows.

We have no other contingent obligations.

Related Party Transactions

On November 14, 2016, we entered into Common Stock Purchase Agreements with the Investors that provided for the sale to the Investors of 462,778 shares of Common Stock at a purchase price of $3.60 per share, an aggregate of approximately $1.7 million. We used the proceeds to reduce the principal balance of the term loan under the Credit Agreement as required to effect the Cure Right.

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of December 31, 2016 and 2015, amounts due from this entity totaled $0.01 million and $0.02 million respectively. The Company recorded revenue of $0.01 million for the year ended December 31, 2016, $0.01 million and $0.11 million, respectively, for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015.

There was no work performed under subcontracts with this entity during the year ended December 31, 2016, however the Company recorded direct costs of $0.02 million for the period from January 1, 2015 through November 23, 2015 and $0.14 million for the year ended December 31, 2014 relating to such work performed.

On September 15, 2015, the Company issued a note receivable to the Predecessor’s stockholder for $2.5 million. The note bore interest at 2.35%. The principal and accrued interest was payable in full on the earlier of December 31, 2015 or the closing of the Business Combination which is described previously in Note 2. This note was satisfied with the closing of the Business Combination that took effect on November 23, 2015

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the year ended December 31, 2016 totaled $0.6 million.

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

Intangible Assets
Goodwill	No Amortization
Customer Relationships	Amortized over 8 years
Trade Name	Amortized over 15 years

Tangible Asset
Leasehold Improvements	Life of lease
Furniture and Fixtures	1-7 years
Computer Equipment and Software	1-3 years

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

For impairment testing for the year ended December 31, 2016, the Company engaged a third party valuation firm to assist management with determining fair value estimates for the Company’s only reporting unit in the first step of the goodwill impairment test, and in estimating fair values of tangible and intangible assets used in the second step of the goodwill impairment test. In connection with obtaining an independent third party valuation, management provided certain information and assumptions that were utilized in the fair value calculation. Significant assumptions used in determining reporting unit fair value include forecasted cash flows, revenue growth rates, adjusted EBITDA margins, weighted average cost of capital (discount rate), assumed tax treatment of a future sale of the reporting unit, terminal growth rates, capital expenditures, sales and EBITDA multiples used in the market approach, and the weighting of the income and market approaches. The fair value of the Company’s only reporting unit is determined using the discounted cash flow valuation methodology primarily based on the Company’s five year plan. Two market based approaches were performed as well to gain additional comfort that the guideline public company analysis resulted in a similar range of value.

For the year ended December 31, 2016, the Company’s third party valuation firm performed the first step of the annual goodwill impairment test in the fourth quarter of 2016 and determined that the estimated fair value of the Company’s sole reporting unit was lower than the carrying value, requiring further analysis under the second step of the impairment test. The decline in the estimated fair value of the Company was primarily due to significantly lower revenue in 2016 than planned. Growth rates in future years remain comparable to the prior planned growth however future revenue and related profits are less than the previous plan due to significantly lower 2016 revenue.

In performing the second step of the impairment testing, the Company’s third party valuation firm performed a theoretical purchase price allocation for the Company to determine the implied fair values of goodwill which were compared to the recorded amounts of goodwill for the Company’s sole reporting unit.

Upon completion of the second step of the goodwill impairment test, the Company recorded a noncash goodwill impairment charge of $41 million, or 36% of the total goodwill asset. Additional sensitivity testing was completed using assumptions of only achieving 90% and 85% of the 2017 forecasted plan with other major assumptions including growth rates, profit margins, and discount factors remaining the same. The result of this analysis was an estimated additional goodwill impairment of between $5 million and $8 million and $11 million and $14 million respectively. The Company also has some flexibility in its ability to control indirect costs during 2017 that could mitigate any shortfalls in our 2017 revenue and profit estimates.

The goodwill impairment charges are recorded as impairment charges in the consolidated statements of operations. The assumptions that have the most significant impact on determination of the reporting unit fair value are the growth rate of estimated free cash flows, including 3 percent in the terminal year, maintaining adjusted EBITDA margins of 10% throughout the forecast period, and the weighted average cost of capital (discount rate), of 15.08%. A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value and could result in additional impairment to goodwill and amortizable intangible assets in future periods.

In connection with the evaluation of the goodwill impairment, the Company assessed intangible assets for impairment prior to performing the first step of the goodwill impairment test. As a result of this analysis, the undiscounted future cash flows of each asset group within the Company’s sole reporting unit exceeded the recorded carrying values of the net assets within each asset group, and as such, no noncash impairment charges resulted from such assessment.

A considerable amount of management judgments and assumptions is required in performing the impairment tests, principally in determining the fair value of the reporting unit and specifically identifiable intangible and tangible assets. While the Company believes its judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, additional impairment charges could be required in future periods.

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

Contract Receivables

Contract receivables are generated primarily from prime and subcontracting arrangements with federal government agencies. Billed contract receivables represent invoices that have been prepared based on contract terms and sent to the customer. Billed accounts receivable are considered past due if the invoice has been outstanding more than 30 days. The Company does not charge interest on accounts receivable; however, federal governmental agencies are required under certain circumstances to pay interest on invoices outstanding more than 30 days. The Company records interest income from federal governmental agencies when received. All contract receivables are on an unsecured basis.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance. Under the guidance, all entities should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, various updates have been issued during 2015 and 2016   to clarify the guidance in Topic 606. The guidance is effective for the Company in the first quarter of 2018. Early adoption is permitted.  Management has not yet assessed the potential impact of this guidance on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. The guidance is effective for annual periods ending after 15 December 2016 and for annual periods and interim periods thereafter. See Note 1 of the Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU  simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this standard prospectively during the quarter ended June 30, 2016. The adoption of ASU 2015-17 resulted in the aggregation of a $4.5 million deferred tax asset and a $10.9 million deferred tax liability to a single line reported on the balance sheet as a non-current deferred tax liability in the amount of $6.4 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard impacts both lessors and lessees. The most significant change for lessees is that the requirement to recognize right-to-use assets and lease liabilities for all leases not considered short term. The guidance is effective for fiscal years beginning after December 15, 2018, and will be applied on a modified retrospective basis. The Company is currently evaluating the expected impact of the adoption of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the expected impact that adoption of this new standard will have on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update clarify the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is evaluating the expected impact of adoption, if any, to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the  guidance of FASB Accounting Standards Codification (ASC) Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. We intend to evaluate the impact of this guidance on our consolidated financial statements and related disclosures in connection with the potential business combination as disclosed in note 15 to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. Under the updates in ASU 2017-04, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company has not yet evaluated the impact, if any, that the adoption of ASU 2017-04 will have on our Consolidated Financial Statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STG Group, Inc.

Financial Report

December 31, 2016

76

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STG Group, Inc.

Reston, VA

We have audited the accompanying consolidated balance sheet of STG Group, Inc. (“Successor” or the “Company”)  as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from November 24, 2015 through December 31, 2015 and the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STG Group, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the period from November 24, 2015 through December 31, 2015 and year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia

April 17, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STG Group, Inc.

Reston, VA

We have audited the accompanying consolidated balance sheet of STG Group Holdings, Inc. (“Predecessor”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2015 through November 23, 2015 and the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Predecessor management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STG Group Holdings, Inc. at December 31, 2014, and the results of its operations and its cash flows for the period from January 1, 2015 through November 23, 2015 and the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

McLean, Virginia

April 17, 2017

STG Group, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$7,841	$8,503
Contract receivables, net	28,784	32,824
Investments held in Rabbi Trust	332	4,517
Prepaid expenses and other current assets	2,294	1,357
Deferred income taxes	-	2,415
Total current assets	39,251	49,616

Property and equipment, net	1,157	1,698
Goodwill	72,313	113,589
Intangible assets, net	31,984	38,988
Other assets	423	432

Total assets	$145,128	$204,323

Liabilities and Stockholders’ Equity
Current Liabilities
Long-term debt, current portion	$4,496	$2,555
Accounts payable and accrued expenses	11,683	9,605
Accrued payroll and related liabilities	6,391	8,441
Income taxes payable	-	561
Billings in excess of revenue recognized	688	304
Deferred compensation plan	332	4,517
Deferred rent	228	81
Total current liabilities	23,818	26,064

Long-term debt, net of current portion and discount	72,522	72,447
Deferred income taxes	6,354	12,630
Deferred rent	743	837
Total liabilities	98,609	111,978

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2016 and 2015	-	-
STG Group, Inc. (Successor) common stock; $0.0001 par value; 100,000,000 shares authorized; 16,603,449 shares issued and outstanding at December 31, 2016 and 16,107,071 shares issued and outstanding at December 31, 2015	2	2
Additional paid-in capital	102,920	100,547
Accumulated deficit	(56,403)	(8,204)
Total stockholders’ equity	46,519	92,345

Total liabilities and stockholdersʼ equity	$145,128	$204,323

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

	Successor	Successor	Predecessor	Predecessor
	Year Ended December 31, 2016	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015	Year Ended December 31, 2014

Contract revenue	$164,055	$17,300	$176,345	$209,727
Direct expenses	111,263	11,702	120,989	141,925

Gross profit	52,792	5,598	55,356	67,802

Indirect and selling expenses	54,538	6,407	47,837	61,286
Impairment of goodwill	41,276	-	2,064	5,117
Impairment of other intangible assets	-	-	906	1,811
	95,814	6,407	50,807	68,214

Operating (loss) income	(43,022)	(809)	4,549	(412)

Other income (expense)
Other income (expense), net	(354)	(132)	37	313
Interest expense	(8,725)	(898)	(57)	(70)
	(9,079)	(1,030)	(20)	243

(Loss) income before income taxes	(52,101)	(1,839)	4,529	(169)

Income tax (benefit) expense	(3,902)	(1,585)	644	-
Net (loss) income	$(48,199)	$(254)	$3,885	$(169)

Net (Loss) income per share available to common stockholders
Basic and diluted	$(2.98)	$(0.02)	$3,497	$(152)

Weighted average number of common shares outstanding
Basic and diluted	16,172,040	16,107,071	1,111	1,111

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Consolidated Statements of Stockholders’ Equity

(In Thousands, Except Share Amounts)

			Additional	Stockholder	(Accumulated	Total
	Common Stock		Paid-In	Note	Deficit)	Stockholders'
	Shares	Amount	Capital	Receivable	Retained Earnings	Equity

Balance, January 1, 2014, Predecessor	1,111	-	12,891	-	18,416	31,307

Distributions to stockholders	-	-	-	-	(8,181)	(8,181)

Net loss	-	-	-	-	(169)	(169)

Balance, December 31, 2014, Predecessor	1,111	-	12,891	-	10,066	22,957

Stockholder note receivable				(2,500)		(2,500)

Distributions to stockholders	-	-	-	-	(9,148)	(9,148)

Net income	-	-	-	-	3,885	3,885

Balance, November 23, 2015, Predecessor	1,111	-	12,891	(2,500)	4,803	15,194

Elimination of Predecessor common stock, additional paid-in capital, and retained earnings	(1,111)	-	(12,891)	2,500	(4,803)	(15,194)

Adjustment to reflect STG Group, Inc. common stock, additional paid-in capital, and accumulated deficit (Note 1)	3,027,986	-	6,939	-	(7,950)	(1,011)

Issuance of common stock to Predecessor stockholders in conjunction with the Business Combination (Note 2)	9,716,873	1	82,631	-	-	82,632

Issuance of common stock to Sponsor (Note 11)	1,030,103	-	10,950	-	-	10,950

Balance, November 24, 2015, Successor	13,774,962	1	100,520	-	(7,950)	92,571

Common stock dividends declared (2)	2,332,109	1	(1)	-	-	-

Stock-based compensation	-	-	28	-	-	28

Net loss	-	-	-	-	(254)	(254)

Balance, December 31, 2015, Successor	16,107,071	2	100,547	-	(8,204)	92,345

Issuance of common stock	462,778	-	1,666			1,666

Restricted stock awards	33,600	-	-	-	-	-

Stock-based compensation	-	-	707	-	-	707

Net loss	-	-	-	-	(48,199)	(48,199)

Balance, December 31, 2016, Successor	16,603,449		102,920	$-	(56,403)	46,519

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

STG Group, Inc.

Consolidated Statements of Cash Flows

(In Thousands, Except Share Amounts)

	Successor	Successor	Predecessor	Predecessor
		November 24 , 2015 Through	January 1, 2015 Through
	Year Ended December 31, 2016	December 31, 2015	November 23, 2015	Year Ended December 31, 2014
Cash Flows From Operating Activities
Net (loss) income	$(48,199)	$(254)	$3,885	$(169)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense (recoveries)	(210)	-	-	200
Lease termination costs	-	-	703	-
Deferred rent	53	66	(40)	(1,009)
Deferred taxes	(3,861)	(1,598)	(90)	-
Amortization of deferred financing costs	1,409	119	-	-
Depreciation and amortization of property and equipment	549	57	842	1,179
Amortization of intangible assets	7,004	852	710	625
Impairment of goodwill	41,276	-	2,064	5,117
Impairment of other intangible assets	-	-	906	1,811
Net loss on disposal of property and equipment	-	-	1,113	40
Stock-based compensation	707	28	-	-
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	4,250	1,530	13,163	7,049
Prepaid expenses and other current assets	(937)	527	425	1,695
Other assets	9	(356)	24	80
Increase (decrease) in:
Accounts payable and accrued expenses	2,078	(6,395)	9,254	(2,306)
Accrued payroll and related liabilities	(2,050)	(4,321)	1,589	(413)
Income taxes payable	(561)	-	-	-
Deferred compensation plan	(3,808)	-	-	-
Billings in excess of revenue recognized	384	142	(125)	92
Net cash (used in) provided by operating activities	(1,907)	(9,603)	34,423	13,991

Cash Flows From Investing Activities
Acquisition of Predecessor business, net of cash acquired of $2,184	-	(69,216)	-	-
Proceeds from the sale of property and equipment	-	-	16	-
Proceeds from sales of investments held in Rabbi Trust	3,808	-	-	-
Purchases of property and equipment	(8)	(10)	(1,397)	(1,280)
Net cash provided by (used in) investing activities	3,800	(69,226)	(1,381)	(1,280)

Cash Flows From Financing Activities
Net repayments of line-of-credit	-	-	(13,520)	(6,517)
Increase (decrease) in outstanding checks in excess of bank balance	-	-	(6,141)	2,172
Proceeds from long-term debt	-	81,750	-	-
Payments on long-term debt	(4,221)	(512)	-	-
Payments on note to Sponsor	-	(4,986)	-	-
Deferred financing costs	-	(6,357)	-	-
Deferred underwriters' fees	-	(1,898)	-	-
Proceeds from issuance of common stock to Shareholders	1,666	10,950	-	-
Note receivable issued to Predecessor stockholder	-	-	(2,500)	-
Distributions to stockholders	-	-	(9,037)	(8,181)
Net cash (used in) provided by financing activities	(2,555)	78,947	(31,198)	(12,526)

Net (decrease) increase in cash and cash equivalents	(662)	118	1,844	185

Cash and Cash Equivalents
Beginning	8,503	8,385	340	155

Ending	$7,841	$8,503	$2,184	$340

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,316	$779	$16	$70

Cash paid for income taxes	$615	$-	$184	$-

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$377	$113	$320	$615

Change in deferred compensation plan	$(377)	$(113)	$(320)	$(615)

Property and equipment distributed to Predecessor stockholder	$-	$-	$111	$-

Issuance of 9,681,873 shares of common stock to Predecessor stockholder	$-	$82,632	$-	$-

See accompanying notes to the consolidated financial statements.

STG Group, Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business: STG Group, Inc. (formerly, Global Defense & National Security Systems, Inc. or GDEF) and its subsidiaries (collectively, the Company) was originally incorporated in Delaware on July 3, 2013 as a blank check company, with Global Defense & National Security Holdings LLC (“Global Defense LLC” or the “Sponsor”) as Sponsor, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination. On November 23, 2015, the Company consummated its business combination with STG Group Holdings, Inc. (formerly, STG Group, Inc. or “STG Group”) pursuant to the stock purchase agreement, dated as of June 8, 2015, which provided for the purchase of all the capital stock of STG Group by the Company (the “Business Combination”). In connection with the closing of the Business Combination, the Company ceased to be a shell company in accordance with its Amended and Restated Certificate of Incorporation. The Company also changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc., and the Company’s securities were delisted from The NASDAQ Capital Market. The Company recommenced trading of its common stock under the symbol “STGG” on the OTC Pink Current Information tier of the over-the-counter market. The Company’s common stock now trades over-the-counter on the OTCQB. See Note 2 for a further discussion of the Business Combination.

The Company provides enterprise engineering, telecommunications, information management and security products and services to the federal government and commercial businesses. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment.

STG Group was incorporated in the State of Delaware on July 12, 2012, for the purpose of holding shares of STG, Inc. (STG) and the ownership interests of other entities in the future. Concurrent with the incorporation of STG Group, STG became a wholly-owned subsidiary of STG Group. Effective July 27, 2012, STG Ventures, LLC (STG Ventures) was created and its sole member was STG Group. On October 24, 2012, STG Netherlands, B.V. (STG Netherlands) was created as a cooperative in Amsterdam, and is 99% owned by STG Group and 1% owned by STG Ventures. Effective November 28, 2012, STG Doha, LLC (STG Doha) was incorporated in Doha, Qatar, and is 49% owned by STG Netherlands and 51% owned by Pro-Partnership, a local Qatar Company. STG Group holds full control over STG Doha due to an arrangement with the other partner, whereby the partner gives up ownership rights in lieu of a management fee paid to them by STG Group.

STG Ventures, STG Netherlands and STG Doha did not have significant activity from the dates of inception through the year ended December 31, 2016, periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and year ended December 31, 2014, since any activity would be eliminated entirely upon consolidation with STG Group or with the Company.

At the close of business on December 31, 2012, STG Group entered into a Reorganization and Acquisition Agreement with the stockholders of Access Systems, Incorporated (Access), a company incorporated under the laws of the Commonwealth of Virginia on June 15, 1992, to acquire all of the outstanding common stock of Access. Access provides software development and facilities management under contractual relationships, primarily with various agencies of the federal government. On January 2, 2013, STG Group contributed all of the outstanding common stock of Access to STG, Inc. As a result of the transfer, Access became STG, Inc.’s wholly owned subsidiary.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

During the year ended December 31, 2013, STG Group formed STG Sentinel, LLC (Sentinel). During the year ended December 31, 2014, Sentinel formed STG Sentinel AFG, LLC (Sentinel AFG). STG Group is the sole member of Sentinel, which is the sole member of Sentinel AFG. There was no significant activity related to any of these subsidiaries formed during the year ended December 31, 2016, periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and year ended December 31, 2014.

A summary of the Company’s significant accounting policies follows:

Basis of presentation and principles of consolidation: As a result of the Business Combination, the Company was identified as the acquirer for accounting purposes, and STG Group is the acquiree and accounting predecessor. This determination was based upon an evaluation of facts which included, but was not limited to, consideration of the following: 1) the relative voting rights of the stockholders in the combined entity after the Business Combination; 2) the composition of the board of directors of the combined entity; 3) the composition of the senior management team of the combined entity; 4) and the cash consideration that was transferred by the Company to the acquiree’s shareholders. Based upon this evaluation, the preponderance of facts supported the conclusion that the Company was the accounting acquirer. The Company’s consolidated financial statement presentation distinguishes a “Predecessor” for STG Group for the periods up to and prior to the Closing Date. The Company was subsequently re-named as STG Group, Inc. and is the “Successor” for periods after the Closing Date, which includes the consolidation of STG Group subsequent to the Business Combination. The acquisition was accounted for as a business combination using the acquisition method of accounting, and Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. See Note 2 for further discussion of the Business Combination. As a result of the application of the acquisition method of accounting as of the effective date of the acquisition, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and, therefore, are not comparable.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of STG Group, Inc. (Successor) and STG Group (Predecessor) and their wholly owned subsidiaries, including STG Doha, which is consolidated under the variable interest entity model. Activity under STG Doha is immaterial to these consolidated financial statements. These entities are collectively referred to as the Company. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Figures are expressed in thousands of dollars unless otherwise indicated.

Going Concern Consideration: The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company was not in compliance with its financial covenants at September 30, 2016 or at December 31, 2016. At September 30, 2016, the non-compliance was cured by raising equity from stockholders’ (“Equity Cure”) as was allowed by the Lending Agreement. At December 31, 2016 the Company received a forbearance which expired on March 31, 2017. The Company entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s non-compliance with the Specified Financial Covenants as of December 31, 2016. Based upon the preliminary results of operations through the first quarter of 2017, the Company anticipates that it will not be in compliance with the same financial covenants at March 31, 2017. One of the remedies the Lender has available to it, amongst others is the ability to accelerate repayment of the loan which the Company would not be able to immediately repay. The potential inability to meet financial covenants under the Company’s existing Credit Agreement and the potential acceleration of the debt by the Lender resulting in the reclassification of our debt from a long-term liability to a current liability due to the potential of future covenant defaults required us to evaluate whether there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s Plan to alleviate this condition is as follows:

1.	Identify, qualify, and win new business to increase revenue and profits.

2.	Complete the PSS transaction including the raising of equity and refinancing of our current Credit Agreement; or

3.	Renegotiate the current Credit Agreement to obtain relief from the existing financial covenants and other terms.

We considered the likelihood of refinancing the current Credit Agreement in connection with the PSS acquisition financing which contemplates new financial covenants and the renegotiation of the financial covenants in the event the acquisition of PSS is not completed. Based upon the executed term sheet for financing of the planned acquisition of the PSS which contemplates new financial covenants and discussions with our Lender regarding the need to renegotiate the existing financial covenants in the Credit Agreement in the event the acquisition is not completed, management determined that it was probable that the condition giving rise to the going concern evaluation has been sufficiently alleviated.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements

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

Multiple agencies of the federal government directly or indirectly provided the majority of the Company’s contract revenue during the year ended December 31, 2016 and periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015, and the year ended December 31, 2014. For the year ended December 31, 2016 and periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, there were two, three, two, and three customers, respectively, that each provided revenue in excess of 10% of total revenue. These customers accounted for approximately 78%, 89%, 75%, and 84%, respectively, of the Company’s total revenue for the year ended December 31, 2016, periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015, and the year ended December 31, 2014.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

For the year ended December 31, 2016, periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, there was one vendor that comprised approximately 16%, 10%, 11%, and 10%, of total direct expenses, respectively.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

Investments held in Rabbi Trust: The Company has investments in mutual funds held in a Rabbi Trust that are classified as trading securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The securities are classified as trading securities because they are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. The trading securities are stated at fair value. Realized and unrealized gains and losses and other investment income are included in other income (expense) in the accompanying consolidated statements of operations.

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

Valuation of long-lived assets: The Company accounts for the valuation of long-lived assets, including amortizable intangible assets, under authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the period from January 1, 2015 through November 23, 2015 and for the year ended December 31, 2014, the Company recorded an impairment loss on its customer relationships of $0.9 million and $1.8 million, respectively. No indicators of impairment were identified for the year ended December 31, 2016 and for the period from November 24, 2015 through December 31, 2015.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Identifiable intangible assets: Intangible assets of the Company are comprised of customer relationships and a trade name acquired as a result of the Business Combination described further in Note 2. The Company determined that the customer relationships and trade name represent finite-lived intangible assets with useful lives of eight and fifteen years, respectively. The assets are being amortized proportionately over the term of their useful lives based on the estimated economic benefit derived over the course of the asset life.

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

The Company has elected to perform its annual analysis on December 31 each year at the reporting unit level and, during the Predecessor periods, had identified three reporting units with goodwill: DSTI, Seamast, and Access Systems. During the period from January 1, 2015 through November 23, 2015 and the year ended December 31, 2014, the Company recorded an impairment loss for goodwill of $2.1 million and $5.1 million, respectively. As of the Closing Date of the Business Combination, the Company determined that there was one reporting unit and as a result of acquisition accounting for the Business Combination, the carrying value of the reporting unit was equal to its fair value on the Closing Date. After performing a step zero analysis, no indicators of impairment were identified for the period from November 24, 2015 through December 31, 2015. For the year ended December 31, 2016, the Company has been unable to achieve its targeted revenue and profit forecasts; therefore, the Company recorded an impairment loss for goodwill of $41.3 million.

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

The Company accounts for income taxes under FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes (ASC 740). At the end of each interim period, the Company estimates an annualized effective tax rate expected for the full year based on the most recent forecast of pre-tax income, permanent book and tax differences, and global tax planning strategies. The Company uses this effective rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.

In accordance with authoritative guidance on accounting for uncertainty in income taxes issued by the FASB, management has evaluated the Company’s tax positions and has concluded that the Company has taken no uncertain tax positions that require adjustment to the quarterly condensed consolidated financial statements to comply with the provisions of this guidance.

Interest and penalties related to tax matters are recognized in expense. There was no accrued interest or penalties recorded during the year ended December 31, 2016, for the periods from November 24, 2015 through December 31, 2015 and from January 1, 2015 through November 23, 2015, and the year ended December 31, 2014. STG Group (Predecessor) is generally no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for the years ended December 31, 2013, and prior.

Fair value of financial instruments The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of December 31, 2016 and 2015, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Level 1:	Inputs that are based upon quoted prices for identical instruments traded in active markets.

Level 2:	Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

Level 3:	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of December 31, 2016 and 2015, the Company has no financial assets or liabilities that are categorized as Level 3.

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

Debt issuance costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. The Company decided to early adopt this ASU as of December 31, 2015. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 7, the Company originally recorded $6.4 million in debt issuance costs as a discount against the carrying amount of the loan. Amortization of $1.4 million and $0.1 million for the year ended December 31, 2016, and the period from November 24, 2015 through December 31, 2015, is included in interest expense.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Transaction-related expenses: The Company incurs transaction-related expenses primarily consisting of professional service fees and costs related to business acquisition activities. The Company recognized transaction-related expenses of approximately $2.6 million, $0.6 million, and $0.89 million, respectively, during the year ended December 31, 2016, the period from November 24, 2015 through December 31, 2015, and the period from January 1, 2015 through November 23, 2015, which primarily includes fees related to the Business Combination and related transactions, and the pending transaction disclosed further in Note 15. The transaction-related expenses were recognized as incurred within the respective Successor or Predecessor periods in accordance with the applicable accounting guidance on business combinations and classified with indirect and selling expenses on the consolidated statements of operations.

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

Recent accounting pronouncements: We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance. Under the guidance, all entities should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, various updates have been issued during 2015 and 2016 to clarify the guidance in Topic 606. The guidance is effective for the Company in the first quarter of 2018. Early adoption is permitted. Management has not yet assessed the potential impact of this guidance on the consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. The guidance is effective for annual periods ending after 15 December 2016 and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated financial statements, however the standard does require additional disclosure of management’s evaluation of potential conditions or events that exist that raise substantial doubt about an entity’s ability to continue as a going concern. Such disclosure has been made in note 1 of the Company’s financial statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this standard prospectively during the quarter ended June 30, 2016. The adoption of ASU 2015-17 resulted in the aggregation of a $4.5 million deferred tax asset and a $10.9 million deferred tax liability to a single line reported on the balance sheet as a non-current deferred tax liability in the amount of $6.4 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard impacts both lessors and lessees. The most significant change for lessees is that the requirement to recognize right-to-use assets and lease liabilities for all leases not considered short term. The guidance is effective for fiscal years beginning after December 15, 2018, and will be applied on a modified retrospective basis. The Company is currently evaluating the expected impact of the adoption of this standard on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the expected impact that adoption of this new standard will have on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for the Company beginning in the first quarter of fiscal year 2020, and early adoption is permitted but not earlier than fiscal year 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update clarify the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is evaluating the expected impact of adoption, if any, to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the expected impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business", which amends the guidance of FASB Accounting Standards Codification (ASC) Topic 805, "Business Combinations", adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. We intend to evaluate the impact of this guidance on our consolidated financial statements and related disclosures in connection with the potential business combination as disclosed in note 15 to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. Under the updates in ASU 2017-04, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company has not yet evaluated the impact, if any, that the adoption of ASU 2017-04 will have on our Consolidated Financial Statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 2.	Business Combination

After the close of business on November 23, 2015, the Company and STG Group completed the Business Combination in which the Company acquired STG Group from its current owner. The purchase price consisted of: (a) $68 million paid in cash and $3.4 million of an estimated net working capital adjustment and other purchase price adjustments paid in cash (“Cash Consideration”); (b) 8,578,199 new shares of Company common stock, 445,161 shares that were forfeited by the Sponsor and reissued to the STG Stockholders, and an additional 35,000 shares that were transferred by the Sponsor to the STG Stockholders, valued at a price of approximately $8.50 per share (“Stock Consideration”); and (c) $5.6 million worth of stock at approximately $8.50 per share (658,513 “Conversion Shares”) in a private placement. The Company funded a majority of the purchase price through new debt financing as described further in Note 7. On the date of the Business Combination, the Company also collected $2.5 million from the Predecessor’s stockholder pursuant to a note receivable agreement outstanding. This is netted against the purchase price adjustments that were settled in cash.

Upon consummation of the Business Combination, the Predecessor changed its name to STG Group Holdings, Inc. and the Company changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc.

STG Group, Inc.

Notes to the Consolidated Financial Statements

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

Separately identifiable intangible assets are considered to be Level 3 fair value measurements and were valued by a third party valuation specialist. Intangible assets comprised of customer relationships for $26.4 million and a trade name for $13.5 million were valued using a discounted cash flow method and a relief from royalty method, respectively. The stock consideration was valued at the estimated fair value per share using other stock based transactions and the actively traded share price around the time prior to and immediately after the Closing Date for the Business Combination, as discounted by approximately 20% for a lack of marketability discount. Goodwill is not deductible for tax purposes.

STG Group, Inc.

Notes to the Consolidated Financial Statements

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

The pro forma adjustments increased amortization and interest expense by $5.0 million and $7.2 million, respectively, reversed transaction-related expenses of $1.4 million, reversed goodwill and other intangible asset impairment charges of $3.0 million, and decreased the income tax benefit by $1.1 million for the year ended December 31, 2015.

The pro forma adjustments increased amortization and interest expense by $6.7 million and $8.4 million, respectively, increased transaction-related expenses of $0.6 million for solely the buyer related costs, reversed goodwill and other intangible asset impairment charges of $7.0 million, and increased the income tax benefit by $3.5 million for the year ended December 31, 2014.

There were no adjustments made to purchase price allocation during the year ended December 31, 2016.

Note 3.	Contract Receivables and Billings in Excess of Revenue Recognized

At December 31, 2016 and 2015, contract receivables consist of the following (in thousands):

	Successor
	December 31, 2016	December 31, 2015

Billed accounts receivable	$21,588	$27,875
Unbilled accounts receivable	7,262	5,225
	28,850	33,100
Less allowance for doubtful accounts	(66)	(276)
	$28,784	$32,824

Billing in excess of revenue recognized as of December 31, 2016 and 2015, is comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the proportional performance method.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 4.	Property and Equipment

At December 31, 2016 and 2015, property and equipment consists of the following (in thousands):

	Estimated	Successor
	Life	December 31, 2016	December 31, 2015

Leasehold improvements	Life of lease	$1,324	$1,316
Computer hardware and software	1 - 3 years	329	329
Office furniture and equipment	1 - 7 years	110	110

		1,763	1,755
Less accumulated depreciation and amortization		(606)	(57)
		$1,157	$1,698

Depreciation and amortization expense on property and equipment totaled $0.6 million, $0.06 million, $0.8 million, and $1.2 million for the year ended December 31, 2016, the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, respectively.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 5.	Intangible Assets and Goodwill

Identifiable intangible assets as of December 31, 2016, consist of the following (in thousands):

	Successor
	December 31, 2016
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$6,136	$20,244
Trade name	15 years	13,460	1,720	11,740
		$39,840	$7,856	$31,984

Identifiable intangible assets as of December 31, 2015, consist of the following (in thousands):

	Successor
	December 31, 2015
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$698	$25,682
Trade name	15 years	13,460	154	13,306
		$39,840	$852	$38,988

Amortization expense amounted to $7.0 million, $0.9 million, $0.7 million, and $0.6 million for the year ended December 31, 2016, the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, respectively.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 5.	Intangible Assets and Goodwill (Continued)

Estimated amortization of the intangible assets for subsequent years is as follows (in thousands):

Year Ending December 31,

2017	$6,535
2018	5,600
2019	5,111
2020	4,537
2021	3,191
Thereafter	7,010
$31,984

The Company’s goodwill balance by reporting unit, consists of the following as of December 31 (in thousands):

	Predecessor DSTI	Predecessor Seamast	Predecessor Access	Successor STG Group	Total

Balance, January 1, 2015, Predecessor	$440	$1,898	$2,361	$-	$4,699
Impairment loss	-	-	(2,064)	-	(2,064)
Balance, November 23, 2015, Predecessor	440	1,898	297	-	2,635
Elimination of Predecessor goodwill	(440)	(1,898)	(297)	-	(2,635)
Acquisition of business	-	-	-	113,589	113,589
Balance, December 31, 2015, Successor	-	-	-	113,589	113,589
Impairment loss				(41,276)	(41,276)
Balance, December 31, 2016, Successor	$-	$-	$-	$72,313	$72,313

During the Predecessor periods, the Company completed three acquisitions resulting in goodwill: DSTI, Seamast, and Access Systems. Subsequent to the Business Combination, the Company determined that there was one reporting unit and determined that the carrying value of the reporting unit was equal to its fair value on the Closing Date.

For the year ended December 31, 2016, the Company recorded an impairment loss of $41.3 million. For the year ended December 31, 2016, the Company’s third party valuation firm performed the first step of the annual goodwill impairment test in the fourth quarter of 2016 and determined that the estimated fair value of the Company’s sole reporting unit was lower than the carrying value, requiring further analysis under the second step of the impairment test. The decline in the estimated fair value of the Company was primarily due to significantly lower revenue in 2016 than planned. Growth rates in future years remain comparable to the prior planned growth however future revenue and related profits are less than the previous plan due to significantly lower 2016 revenue.

In performing the second step of the impairment testing, the Company’s third party valuation firm performed a theoretical purchase price allocation for the Company to determine the implied fair values of goodwill which were compared to the recorded amounts of goodwill for the Company’s sole reporting unit.

Upon completion of the second step of the goodwill impairment test, the Company recorded a noncash goodwill impairment charge of $41.3 million, or 36% of the total goodwill asset. Additional sensitivity testing was completed using assumptions of only achieving 90% and 85% of the 2017 forecasted plan with other major assumptions including growth rates, profit margins, and discount factors remaining the same. The result of this analysis was an estimated additional goodwill impairment of between $5 million and $8 million and $11 million and $14 million respectively. The Company also has some flexibility in its ability to control indirect costs during 2017 that could mitigate any shortfalls in our 2017 revenue and profit estimates.

The goodwill impairment charges are recorded as impairment charges in the consolidated statements of operations. The assumptions that have the most significant impact on determination of the reporting unit fair value are the revenue growth rate, including 3 percent in the terminal year, maintaining adjusted EBITDA margins of 10% throughout the forecast period, and the weighted average cost of capital (discount rate), of 15.08%. A change in any of these assumptions, individually or in the aggregate, or future financial performance that is below management expectations may result in the carrying value of this reporting unit exceeding its fair value, could result in additional impairment to goodwill and amortizable intangible assets in future periods.

For the period from January 1, 2015 through November 23, 2015, the Company recorded an impairment loss on Access Systems’ goodwill of $2.0 million. For the year ended December 31, 2014, the Company recorded an impairment loss on Access Systems’ goodwill of $3.5 million, and an impairment loss on DSTI’s goodwill of $1.7 million. The Company also recorded an impairment loss on the Access Systems customer relationships of $0.91 million during the period from January 1, 2015 through November 23, 2015 and $1.8 million for the year ended December 31, 2014, primarily due to declining profits on contracts.

The primary methods used to measure the impairment losses were the income method and the market approach. The significant unobservable inputs used were based on Company-specific information and included estimates of revenue, profit margins and discount rates. The Company used the two-step approach in measuring the impairment loss. In the second step, the implied value of the goodwill is estimated at the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill. Following an assessment of revenue, profit, and cash flow projections and the relevant discount rates, the Company did not record any impairment charges for the Successor period during the period from November 24, 2015 through December 31, 2015.

Additionally, the Company performed an impairment test on its long-lived intangible assets. The first step of the impairment test is to compare the undiscounted cash flows of the asset group to the carrying amount. If the results of the test determine that the undiscounted cash flows of the asset group are less than the carrying amount, then an impairment exists and further testing is required. An impairment was not required as of December 31, 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 6.	Fair Value Measurements

The Company has investments in mutual funds held in a Rabbi Trust which are classified as trading securities. The Rabbi Trust assets are used to fund amounts the Company owes to key managerial employees under the Company’s non-qualified deferred compensation plan (See Note 9). Based on the nature of the assets held, the Company uses quoted market prices in active markets for identical assets to determine fair values, which apply to Level 1 investments. The following tables set forth the fair values of financial assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, (in thousands):

	Successor
	As of December 31, 2016
		Fair Value Hierarchy Level
Description	Assets	Level 1	Level 2	Level 3
Assets
Mutual Funds
US Equity – Large Cap Growth	$67	$67	$-	$-
US Equity – Large Cap Value	2	2	-	-
US Equity – Large Cap Blend	84	84	-	-
US Equity – Mid Cap Growth	2	2	-	-
US Equity – Mid Cap Value	94	94	-	-
US Equity – Small Cap Growth	73	73	-	-

International Equity	7	7	-	-
Fixed Income	1	1	-	-
Money Market Funds	2	2	-	-
Total	$332	$332	$-	$-

	Successor
	As of December 31, 2015
		Fair Value Hierarchy Level
Description	Assets	Level 1	Level 2	Level 3
Assets
Mutual Funds
US Equity – Large Cap Growth	$374	$374	$-	$-
US Equity – Large Cap Value	48	48	-	-
US Equity – Large Cap Blend	1,038	1,038	-	-
US Equity – Mid Cap Growth	28	28	-	-
US Equity – Mid Cap Value	1,795	1,795	-	-
US Equity – Small Cap Growth	833	833	-	-
Growth Real Estate	25	25	-	-
International Equity	37	37	-	-
Fixed Income	158	158	-	-
Money Market Funds	181	181	-	-
Total	$4,517	$4,517	$-	$-

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 6.	Fair Value Measurements (Continued)

The mark to market adjustments are recorded in other income (expense), net, in the accompanying consolidated statements of operations for the year ended December 31, 2016, the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, for a net investment (loss) income of $0.4 million, ($0.14) million, $0.03 million, $0.4 million, respectively.

Note 7.	Debt

The Company’s debt as of December 31, 2016 and 2015, consists of the following:

	Successor	Successor
	December 31, 2016	December 31, 2015

Term loan	77,018	81,239
Less: debt discount on term loan	(4,828)	(6,237)
Less: current portion	(4,496)	(2,555)
	$67,694	$72,447

Credit Agreement (Successor): In connection with the consummation of the Business Combination, all indebtedness under STG Group’s prior credit facility was repaid in full and the agreement was terminated. The Company replaced the prior credit facility and entered into a new facility (the Credit Agreement) with a different lending Group. The Credit Agreement provides for (a) a term loan in an aggregate principal amount of $81.8 million; (b) a $15 million asset-based revolving line-of-credit; and (c) an uncommitted accordion facility to be used to fund acquisitions of up to $90 million. Concurrent with the consummation of the Business Combination, the full amount of the term loan was drawn and there were no amounts drawn on the other two facilities. Each facility matures on November 23, 2020. The Company recorded $6.4 million of debt issuance costs in connection with the new facility as a reduction to the carrying amount of the new term loan. These costs will be amortized using the effective interest method over the life of the term loan.

The principal amount of the term loan amortizes in quarterly installments which increase after each annual period. The quarterly installments range from 0.625% to 2.500% of the original principal amount and are paid through the quarter ending September 30, 2019. The remaining unpaid principal is due on the maturity date of November 23, 2020.

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of December 31, 2016 and 2015 was 10.30% and 8.80%, respectively. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR as published each business day in The Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

STG Group, Inc.

Notes to the Consolidated Financial Statements

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

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15 million and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith. The amount available under the line-of-credit was $15 million at December 31, 2016 (subject to lender consent) and 2015.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement. As of September 30, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Company remained in compliance with the Credit Agreement as of September 30, 2016 by using a provision of the Credit Agreement that allowed the Company to cure (the "Cure Right") certain covenant non-compliance by issuances of common stock for cash and use of the proceeds to reduce the principal balance of the term loan.

On November 14, 2016, the Company entered into Common Stock Purchase Agreements with Simon S. Lee Management Trust, for which Simon Lee, Chairman, is Trustee, and Phillip E. Lacombe, President and Chief Operating Officer (collectively, the “Investors”), that provided for the sale to the Investors of 462,778 shares of Common Stock at a purchase price of $3.60 per share, for an aggregate purchase price of approximately $1.7 million. The Company used the proceeds to reduce the principal balance of the term loan as required to effect the Cure Right.

As of December 31, 2016, the Company did not satisfy the covenants related to its required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters; therefore, on February 24, 2017, the Company entered into a limited forbearance to credit agreement (the “Forbearance Agreement”) with MC Admin Co LLC and the other lenders under the Credit Agreement. In the Forbearance Agreement, the lenders agreed to forbear from exercising rights and remedies (including enforcement and collection actions), for which we agreed to pay a fee of up to $750,000, related to our failure to comply with covenants related to the fixed charge coverage ratio, consolidated EBITDA and the senior secured leverage ratio, for the fiscal quarter ended December 31, 2016 (the “Specified Financial Covenants”). The Forbearance Agreement requires us to obtain lender consent prior to use of our revolving credit facility during the period of forbearance. The forbearance period expired on March 31, 2017. The Company has also agreed to pay an additional two percent (2%) per annum in interest on the amount outstanding under the loan sunder the Credit Agreement from January 1, 2017 until the earlier of (1) the date on which all loans under the Credit Agreement are repaid and (2) the date on which the non-compliance with the Specified Financial Covenants is are waived by the lenders.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 7.	Debt (Continued)

The Company entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date we deliver the financial statements and certificates for the quarter ending March 31, 2017 showing that we are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	We must obtain lender consent prior to use of our revolving credit facility; and

•	We cannot effect a Cure Right in respect of the quarter ending March 31, 2017.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business continues to perform at the current level through that period, we do not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that we will be in non-compliance at March 31, 2017. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million. The Waiver does not apply to covenant non-compliance after December 31, 2016 or to covenants other than the Specified Financial Covenants. Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such forbearance, amendment or waiver. Although we anticipate that we will be able to renegotiate the financial covenants either through a new credit agreement in connection with the anticipated financing of our planned acquisition of PSS or in the event the acquisition of PSS is not completed, through an amendment of the existing financial covenants under our current Credit Agreement, if we are unsuccessful in executing an amendment to the existing financial covenants, we may not be able to obtain a forbearance, waiver or effect a cure, on terms acceptable to us.

If we are not able to effect an amendment to the Credit Agreement, any future covenant non-compliance will give rise to an event of default thereunder if we are unable to effect a Cure Right or otherwise obtain forbearance or a waiver in which case the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

In accordance with the terms of the Credit Agreement, and withstanding no acceleration of repayment of the debt, future annual maturities of long-term debt outstanding at December 31, 2016, are as follows (in thousands):

Year Ending December 31,

2017	$4,496
2018	6,336
2019	6,131
2020	60,055
$77,018

Line-of-credit (Predecessor): Until consummation of the Business Combination, the Company maintained a bank line-of-credit agreement, whereby the Company could borrow up to the lesser of either (1) the sum of its billed accounts receivable and unbilled accounts receivable, less the balance in its doubtful accounts; or (2) $15 million up through the date of the Business Combination. Borrowings under this facility were secured by all assets of the Company. This facility bore interest at London Interbank Offered Rate (LIBOR) plus 1.75%. This facility was closed on November 23, 2015 as a result of the Business Combination described further in Note 2.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 8.	Commitments and Contingencies

Operating leases: The Company leases office space and equipment under the terms of non-cancellable operating leases that expire at various dates through 2021.

On March 25, 2015, the Company terminated a portion of an office lease agreement. The Company agreed to vacate the space no later than August 31, 2015. The remaining space is still under a lease agreement that expires on December 31, 2021, and has been subleased under the terms of a sublease agreement. Because the Company vacated the space where its principal office was located, the Company disposed of the related leasehold improvements. There was a tenant improvement liability associated with the disposed assets. The Company recorded a loss on property and equipment of $1.1 million from the disposal of the assets and related liability. The Company also expects to incur a loss of approximately $0.7 million in lease termination costs related to the sublease agreements that are in effect on the remaining space. The related unfavorable lease liability was adjusted to its fair value as part of the Business Combination. This liability totaled approximately $0.8 million and $0.9 million as of December 31, 2016 and 2015, respectively.

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

The future minimum lease payments have not been reduced by minimum required rental income under sublease agreements totaling approximately $7.6 million as of December 31, 2016. The following is a schedule of the approximate future minimum lease payments required under non-cancelable operating leases that have initial or remaining terms in excess of one year at December 31, 2016 (in thousands):

Year Ending December 31,

2017	$3,343
2018	2,591
2019	2,579
2020	2,350
2021	1,754
$12,617

In conjunction with the principal office lease agreement, the Company was required to issue a letter-of-credit to the landlord as security for the new facility in the amount of $0.8 million. The letter-of-credit can be reduced to $0.4 million in conjunction with the termination agreement. This letter-of-credit was cancelled due to the termination of the prior credit facility described further in Note 7. As a result, the Company was required to increase its security deposit. The security deposit shall be the security for the performance of the Company’s obligations, covenants and agreements under the deed of the lease.

Rent expense, net of sublease income, aggregated to $1.9 million, $0.2 million, $2.3 million, and $3.3 million for the year ended December 31, 2016, the period from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, respectively.

Underwriters’ Agreement: In 2013, pursuant to their public offering, the Company entered into an agreement with their underwriters which entitled them to an underwriting discount of 3.0%. This fee was paid in cash at the closing of the public offering, including any amounts raised pursuant to the over-allotment option. In addition, the underwriters were entitled to a deferred fee of 2.75% of the public offering, including any amounts raised pursuant to the over-allotment option, payable in cash upon the closing of a business combination. This amount, totaling approximately $1.9 million, was paid upon closing of the Business Combination with STG Group. The Company also paid $0.6 million in additional fees and other expenses to the underwriters upon close of the Business Combination. These costs are included as part of the buyer related transaction costs which are recorded during the period from November 24, 2015 through December 31, 2015.

Legal matters: From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 9.	Benefit Plans

The Deferred Compensation Plan: The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of the Company as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified within current liabilities as of December 31, 2016 and 2015 on the consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices (see Note 6). As of December 31, 2016 and 2015, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $0.3 million and $4.5 million as of December 31, 2016 and 2015, respectively, and are included as part of current assets in the accompanying consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded no contributions to the Deferred Compensation Plan for the year ended December 31, 2016, and $0.01 million, $0.05 million, and $0.1 million for the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, respectively. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.1 million and was paid on January 25, 2016.

401(k) profit sharing plan: The Company maintains a defined contribution 401(k) plan (the Plan) with respect to all full time employees. Participants may make voluntary contributions to the Plan up to the maximum amount allowable by law, but not to exceed 50% of their annual compensation. The Company makes matching contributions to the Plan for all participants, which vest ratably over three years, equal to 50% of employee contributions, up to a maximum of 3% for those employees contributing 6% or more of their annual compensation. The Company recorded contributions to the Plan of $1.4 million, $0.3 million, $1.6 million, and $2.1 million for the year ended December 31, 2016, the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, respectively.

Self-funded insurance plan: The Company has a self-funded medical insurance plan available to all employees, which includes coinsurance to minimize the Company’s annual financial risk. The maximum amount of claims that will be paid during the plan year is $0.1 million per employee per annum, up to an aggregate amount of $7.5 million for the year ended December 31, 2016, and the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015 and $10.6 million for the year ended December 31, 2014. As of December 31, 2016 and 2015, the Company has accrued $0.9 million and $0.9 million, respectively, for unpaid liabilities related to claims, premiums and administrative fees.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 9.	Benefit Plans (Continued)

Predecessor Management Incentive Plan: The Predecessor had the STG, Inc. Management Incentive Plan (the MIP Plan) in place prior to the consummation of the Business Combination. The MIP Plan was created effective November 1, 2011. The purpose of the MIP Plan was to enable STG Group to retain and recruit employees by providing them with the incentive of participating in the appreciation of the value of the STG Group’s common stock. The value of STG Group’s common stock represented the equity value determined by the Plan Committee based on a valuation performed by an external appraisal, which was performed as of the effective date of the MIP Plan (baseline valuation). The appreciation in value of the common stock, if any, was determined based on the appreciation between the baseline valuation and an internal appraisal performed by STG Group or external appraisal annually. STG Group would record annual compensation expense based on the proportion of this appreciation allocated to designated individuals. Only designated individuals had been identified to participate in the MIP Plan, as determined by the MIP Plan Committee. Awards (units under the MIP Plan) could be granted by the MIP Plan Committee at any time. Participants vested daily in their awards over a three year measurement period. If a participant remained employed with STG Group through the fifth anniversary of the grant date of an award, the participant’s plan account would be paid in three annual installments, commencing immediately following the fifth anniversary. If an employee separated from STG Group for other than cause, the participant’s vested portion would be paid in three annual installments, the first of which being due on the anniversary date of the first year of separation. If a change of control event were to occur (change in over 50% ownership), then all vested amounts under the grant were to be payable within five business days of such change of control. Select individuals were designated to participate in the MIP Plan. Upon consummation of the Business Combination, the MIP Plan was terminated with no resulting payouts to the participants.

Note 10.	Related Party Transactions

On November 14, 2016, the Company entered into Common Stock Purchase Agreements with Simon S. Lee Management Trust, for which Simon Lee, the Company’s Chairman, is Trustee, and Phillip E. Lacombe, President and Chief Operating Officer (collectively, the “Investors”) that provided for the sale to the Investors of 462,778 shares of Common Stock at a purchase price of $3.60 per share, an aggregate of approximately $1.7 million. We used the proceeds to reduce the principal balance of the term loan under the Credit Agreement as required to effect the Cure Right.

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of December 31, 2016 and 2015, amounts due from this entity totaled $0.01 million and $0.02 million, respectively. The Company recorded revenue of $0.07 million, $0.01 million, $0.11 million, and $0.08 million, respectively, for the year ended December 31, 2016, the periods from November 24, 2015 through December 31, 2015 and January 1, 2015 through November 23, 2015 and for the year ended December 31, 2014.

No amount was due to this entity as of December 31, 2016 and 2015 for amounts relating to work performed under subcontracts. The Company also recorded no direct costs for the year ended December 31, 2016 and $0.02 million and $0.14 million, for the period from January 1, 2015 through November 23, 2015, and for the year ended December 31, 2014, respectively, relating to such work performed.

On September 15, 2015, the Company issued a note receivable to the Predecessor stockholder for $2.5 million. The note bore interest at 2.35%. The principal and accrued interest was payable in full on the earlier of December 31, 2015 or the closing of the Business Combination which is described previously in Note 2. This note was satisfied with the closing of the Business Combination that took effect on November 23, 2015.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 10.	Related Party Transactions (Continued)

On November 23, 2015, Global Strategies Group (North America) Inc. and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the year ended December 31, 2016 and the period from November 24, 2015 through December 31, 2015 totaled $0.6 million and $0.04 million, respectively.

Note 11.	Stockholders’ Equity

On November 13, 2015, the Company held a special meeting in lieu of the 2015 Annual Meeting of the Stockholders where the Business Combination was approved by the Company’s stockholders. At the special meeting, 4,598,665 shares of common stock were voted in favor of the proposal to approve the Business Combination and 676,350 shares of common stock were voted against that proposal. In connection with the closing, the Company redeemed a total of 2,031,383 shares of its common stock, pursuant to the terms of the Company’s amended and restated certificate of incorporation, at $10.63 per share, for a total payment to redeeming stockholders of $21.6 million.

On November 23, 2015, the Company’s amended and restated certificate of incorporation authorized 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

At December 31, 2016 and 2015, the Company had authorized for issuance 100,000,000 shares of $0.0001 par value common stock, of which 16,603,449 shares were issued and outstanding, including 33,600 shares subject to the vesting of restricted stock awards, and 16,107,071 shares issued and outstanding at December 31, 2015, and had authorized for issuance 10,000,000 shares of $0.0001 par value preferred stock, of which no shares were issued and outstanding as of December 31, 2016 and 2015.

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

Notes to the Consolidated Financial Statements

Note 11.	Stockholders’ Equity (Continued)

Backstop Purchase Agreement

On November 23, 2015, the Company entered into a Second Amended and Restated Backstop Common Stock Purchase Agreement (“Backstop Purchase Agreement”) with the Sponsor of GDEF. The Backstop Purchase Agreement granted the Sponsor the right to purchase shares of common stock, at a price of $10.63 per share (the “Backstop Purchase”). The purchase right was exercisable only in the event, and to the extent, that the Company did not meet the Threshold Cash Amount ($20,000,000 in cash available to the Company from (1) the trust account at the closing of the Business Combination following the payment in full to stockholders who had requested to be redeemed in connection with the closing of the Business Combination, and (2) the payment of any aggregate purchase price for the Backstop Purchase). In connection with the closing of the Business Combination, the Sponsor purchased 1,030,103 shares for approximately $11 million.

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

Common Stock Purchase Agreements

As further described in Note 7, on November 14, 2016, the Company entered into two Common Stock Purchase Agreements that provided for the sale of 462,778 shares of common stock at a purchase price of $3.60 per share, for an aggregate purchase price of approximately $1.7 million.

Note 12.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by shareholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of: (i) 1.60 million shares of common stock; or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At December 31, 2016 and 2015, there were 0.94 million and 1.57 million shares, respectively, of common stock authorized and available for issuance under the Plan.

Stock Options

Upon completion of the Business Combination, the Company approved initial grants of non-qualified stock option awards under the Plan to the current independent members of the Board of Directors. The stock option awards expire in ten years from the date of grant and vest over a period of one year – 20% of the options will vest 30 days following the grant date, 40% of the options will vest six months following the grant date subject to the Director’s continued service and the remaining 40% of the options will vest 12 months following the grant date subject to the director’s continued service. The exercise price is required to be set at not less than 100% of the fair market value of the Company’s common stock on the date of grant.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 12.	Stock Based Compensation (Continued)

During the year ended December 31, 2016, and the period from November 24, 2015 through December 31, 2015, the fair value of each option was estimated on the date of grant using the Black-Scholes model that uses the following weighted average assumptions:

	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.5%	1.7%
Expected option term	6 years	5.5 years
Volatility	88.3%	75.4%
Weighted-average fair value	$2.66	$3.46

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

The total compensation expense related to stock option awards under the Plan was $0.6 million and $0.03 million for the year ended December 31, 2016, and the period from November 24, 2015 through December 31, 2015, respectively. The income tax benefit related to share-based compensation expense was approximately $0.3 million and nominal for the year ended December 31, 2016, and the period from November 24, 2015 through December 31, 2015, respectively. As of December 31, 2016, $1.0 million of total unrecognized compensation expense related to the share-based compensation Plan is expected to be recognized over a weighted-average period of 2.50 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Stock option awards as of December 31, 2016, and changes during the year ended December 31, 2016 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	33,336	$5.40
Granted	567,972	4.12
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	601,308	$4.19	9.51	$-

Exercisable, end of period	210,485	$4.47	9.43	$-

There was no aggregate intrinsic value for the options outstanding and exercisable at December 31, 2016 because the exercise price exceeds the underlying share price.

Restricted Stock Awards

In June 2016, the Company granted restricted stock awards under the Plan to members of the Board of Directors. The awards vest at 20% on the date of the award and in two 40% increments during the remaining annual period.

The total compensation expense related to restricted stock awards granted under the Plan was $0.1 million for the year ended December 31, 2016. The income tax benefit related to the restricted stock awards was approximately $0.03 million for the year ended December 31, 2016. As of December 31, 2016, $0.05 million of total unrecognized compensation expense related to the restricted stock awards under the Plan is expected to be recognized over a weighted-average period of 0.5 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2016 does not consider the effect of share-based awards that may be issued in future periods.

Outstanding (non-vested) and vested restricted awards as of December 31, 2016 totaled 22,400 and 33,600, respectively, and 33,600 that vested during the year ended December 31, 2016. The fair value grant date fair value of vested and non-vested awards was $1.99 per share.

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 13.	Income Taxes

The consolidated provision for income taxes included within the consolidated statements of operations consisted of the following:

	Successor		Predecessor
	Year Ended December 31, 2016	November 24, 2015 Through December 31, 2015	January 1, 2015 Through November 23, 2015
Current
Federal	$-	$-	$-
State	(42)	13	734
	(42)	13	734
Deferred
Federal	(3,415)	(1,337)	-
State	(445)	(261)	(90)
	(3,860)	(1,598)	(90)

Total income tax (benefit) provision	$(3,902)	$(1,585)	$644

Income tax (benefit) expense recognized in the accompanying consolidated statements of operations differs from the amounts computed by applying the Federal income tax rate to earnings before income tax (benefit) expense. A reconciliation of income taxes at the Federal statutory rate to the effective tax rate is summarized as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2016	November 24, 2015 Through December 31 31, 2015	January 1, 2015 Through November 23, 2015

Tax at Federal statutory rate of 35%	35.0%	35.0%	35.0%
State taxes – net of Federal benefit	0.9	8.8	9.3
Benefit from S corporation election	-	-	(30.0)
Non-deductible transaction costs	(1.1)	(10.4)	-
Release of valuation allowance	-	51.4	-
Goodwill impairment	(27.7)	-	-
Permanent differences	-	(0.1)	-
Other	0.4	1.4	-
	7.5%	86.1%	14.3%

STG Group, Inc.

Notes to the Consolidated Financial Statements

Note 13.	Income Taxes (Continued)

The Company’s temporary differences which gave rise to deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	Successor
	December 31, 2016	December 31, 2015
Deferred tax assets
Deferred Compensation	$101	$1,445
Accrued expenses and reserves	1,045	929
Deferred rent	381	521
Share-based compensation	262	-
Net operating losses	2,726	476
	4,515	3,371

Deferred tax liabilities

Property and equipment	(270)	(11)
Intangible assets	(10,599)	(13,575)
	(10,869)	(13,586)

Net deferred tax liability	$(6,354)	$(10,215)

In connection with the Business Combination, STG Group (Predecessor) converted from a Subchapter S Corporation to a C Corporation. Prior to this, for the period from January 1, 2015 through November 23, 2015, and the year ended December 31, 2014, STG Group, generally did not incur corporate level income taxes, exclusive of certain state level jurisdictions. In lieu of corporate income taxes, the Predecessor stockholder separately accounted for his pro-rata share of STG Group’s income, deductions, losses and credits. Therefore, the Company presented corporate level deferred tax assets and liabilities for solely the Successor period. In addition, the Company released a valuation allowance against GDEF’s deferred tax assets in the amount of $1.1 million. The Company’s gross net operating losses totaling approximately $6.8 million and $8.2 million for federal and state income taxes, respectively, as of December 31, 2016 will expire in 2033 through 2036. The net deferred tax liability is presented on the consolidated balance sheets as a long-term liability totaling $6.4 million as of December 31, 2016, and a current asset totaling $2.4 million and as a long-term liability totaling $12.6 million as of December 31, 2015. The Company adopted ASU 2015-17 prospectively during the quarter ended June 30, 2016. The adoption of ASU 2015-17 resulted in the aggregation of a current deferred tax asset and a long-term deferred tax liability to a single line reported on the consolidated balance sheets as a non-current deferred tax liability.

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

Merger Agreement to Acquire PSS Holdings Inc. (“PSS”).

On February 18, 2017, the Company entered into the Merger Agreement to acquire PSS. Under the terms of the Merger Agreement, the aggregate purchase price to be paid for PSS at closing is $119.5 million in cash, subject to certain adjustments based upon closing working capital plus a portion of the value of certain tax benefits as they are realized after the closing.  The purchase price will also be increased by an additional $20,000 per day if the merger is consummated after March 31, 2017 and certain conditions to the obligations of the Company to close are otherwise satisfied, such increase applicable for each day after March 31, 2017 that such conditions are so satisfied.

The consummation of the merger is subject to the satisfaction of certain conditions, including receipt of certain required third party consents. If any condition to the merger is not satisfied or waived, the merger will not be completed. In addition, the Company intends to fund the merger consideration through a combination of equity and debt financing. The Company does not presently have commitments for such financing. To the extent the merger is not completed for any reason with respect to our ability to obtain financing for the merger, we may be required to pay a termination fee of $625,000 to PSS.

On April 13, 2017, the Company received a letter from PSS purporting to terminate the Merger Agreement, unless we notify PSS that we are prepared to close and schedule the closing of the merger for no later than April 23, 2017. The Company does not believe the purported termination of the Merger Agreement is valid, and the Company is evaluating its alternatives and rights under the Merger Agreement.

Forbearance Agreement and Waiver

On February 24, 2017, we entered into a forbearance agreement with MC Admin Co LLC and the other lenders under our Credit Agreement. Under the forbearance agreement, the lenders agreed to forbear from exercising rights and remedies (including enforcement and collection actions) related to our failure to comply with the covenants related to the fixed charge coverage ratio, consolidated EBITDA and the senior secured leverage ratio, for the fiscal quarter ended December 31, 2016. The forbearance will expire no later than March 31, 2017.

The Company entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date we deliver the financial statements and certificates for the quarter ending March 31, 2017 showing that we are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	We must obtain lender consent prior to use of our revolving credit facility; and

•	We cannot effect a Cure Right in respect of the quarter ending March 31, 2017.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment and those criteria, management determined that we did not maintain effective internal control over financial reporting at December 31, 2016 due to the ongoing remediation of the prior year material weakness discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weakness in Internal Control over Financial Reporting

Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weakness identified as of December 31, 2015. Management determined that the Company’s review and monitoring controls over the consolidated income tax provision failed to prevent or detect material errors in the calculation of the income tax provision for the year ended December 31, 2015, and that this was a material weakness in the Company’s internal control over financial reporting. To assist with remediation of the material weakness in internal controls over Financial Reporting the Company identified at December 31, 2015, management has engaged a third party vendor to provide a comprehensive assessment of the Company’s internal controls over financial reporting.

The comprehensive assessment of the Company’s internal controls over financial reporting is currently in process. Although the activity completed to date has not yet identified any material weaknesses, including the review and monitoring controls over the consolidated income tax provision which resulted in the material weakness at December 31, 2015. We cannot conclude that no material weakness exists until the comprehensive assessment is complete and any identified findings have been remediated and tested.

Management believes that upon completion of the comprehensive assessment, such measures should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you that these steps will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control Over Financial Reporting

On November 23, 2015, we completed our Business Combination with STG Group, which was previously not a reporting company. We have begun to implement internal control over financial reporting related to the operation of STG Group as the subsidiary of a public company. Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed on or about April 28, 2017. Except for those portions specifically incorporated in this Form 10-K by reference to the Company’s Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated June 8, 2015, by and among Company, STG Group, Inc., the stockholders of STG Group, Inc., Sponsor and Simon S. Lee, as stockholder representative	8-K	2.1	6/9/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
4.1	Specimen Common Stock Certificate	S-1/A	4.1	10/22/2015
10.1	Amended and Restated Registration Rights Agreement, dated November 23, 2015, between the Company and the Sponsor	8-K	3.2	11/30/2015
10.2	Second Amended and Restated Stock Escrow Agreement, dated October 23, 2015, among the Company, American Stock Transfer & Trust Company, and the Sponsor	8-K	10.9	10/23/2015
10.3	Form of Indemnification Agreement	S-1/A	10.10	10/7/2013
10.4	Promissory Note issued to the Sponsor, dated July 18, 2013	S-1/A	10.4	10/2/2013
10.5	Convertible Promissory Note issued to the Sponsor, dated May 15, 2014	8-K	10.1	5/19/2014
10.6	Amendment to Convertible Promissory Note (issued May 15, 2014), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.2	7/21/2015
10.7	Second Amendment to Convertible Promissory Note (issued May 15, 2014), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.2	10/23/2015

Item 16. Form 10-K Summary

None

10.8	Convertible Promissory Note, dated May 12, 2015, issued by the Company to the Sponsor	8-K	10.1	5/14/2015
10.9	Amendment to Convertible Promissory Note (issued May 12, 2015), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.3	7/21/2015
10.10	Second Amendment to Convertible Promissory Note (issued May 12, 2015), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.3	10/23/2015
10.11	Promissory Note issued to the Sponsor, dated July 21, 2015	8-K	10.9	7/21/2015
10.12	Amendment to Promissory Note issued to the Sponsor (issued July 21, 2015), dated October 23, 2015	8-K	10.4	10/23/2015
10.13	Convertible Promissory Note, dated October 8, 2015, issued by the Company to the Sponsor	8-K	10.1	10/13/2015
10.14	Amendment to Convertible Promissory Note (issued October 8, 2015), dated October 23, 2015, issued by the Company to the Sponsor	8-K	10.5	10/23/2015
10.15	Promissory Note issued to the Sponsor, dated October 23, 2015	8-K	10.11	10/23/2015
10.16	Convertible Promissory Note, dated November 13, 2015, issued by the Company to the Sponsor	8-K	10.1	11/13/2015
10.17	Form of Inside Director Letter	10-Q	10.1	5/13/2015
10.18	Form of Independent Director Letter	10-Q	10.2	5/13/2015
10.19	Share Contribution and Dividend Waiver Letter, dated as of November 23, 2015, from the Sponsor to the Company	10-K	10.19	3/30/2016
10.20	Credit Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems Incorporated, the lenders party thereto from time to time, MC Admin Co LLC, as administrative agent, PNC Bank, National Association, as collateral agent, and MC Admin Co LLC, as lead arranger	8-K	10.1	11/30/2015
10.21	Security Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, and such other assignors party thereto and PNC Bank, National Association	8-K	10.2	11/30/2015
10.22	Pledge Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, such other Pledgors party thereto and PNC Bank, National Association	8-K	10.3	11/30/2015
10.23	Registration Rights Agreement, dated as of November 23, 2015, by and among the Company and the Predecessor’s Stockholders	8-K	10.4	11/30/2015
10.24	Voting Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders and the Sponsor	8-K	10.6	11/30/2015
10.25	Escrow Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders, Simon S. Lee, as Stockholders Representative, and Branch Banking and Trust Company	8-K	10.7	11/30/2015
10.26	Second Amended and Restated Backstop Common Stock Purchase Agreement, dated as of November 23, 2015, issued by the Company to the Sponsor	8-K	10.8	11/30/2015
10.27	Contribution and Exchange Agreement, dated as of November 23, 2015, by and between the Company and the Sponsor	8-K	10.9	11/30/2015
10.28	Employment Agreement, dated as of November 23, 2015, by and between the Company and Paul Fernandes	8-K	10.10	11/30/2015
10.29	Employment Agreement, dated as of November 23, 2015, by and between the Company and Charles Cosgrove	8-K	10.11	11/30/2015
10.30	Employment Agreement, dated as of November 23, 2015, by and between the Company and Glenn W. Davis, Jr.	8-K	10.12	11/30/2015
10.31	Employment Agreement, dated as of November 23, 2015, by and between the Company and Keith Lynch	8-K	10.13	11/30/2015
10.32	Employment Agreement, dated as of November 30, 2015, by and between the Company and Dale R. Davis	8-K	10.14	11/30/2015

10.33	Master Services Agreement, dated as of November 10, 2015, by and between the Company and Global Strategies Group (North America) Inc.	8-K	10.15	11/30/2015
10.34	Letter Agreement, dated as of November 23, 2015, between the Company and the Predecessor's Stockholders	10-K	10.34	3/30/2016
10.35	Global Defense & National Security Systems, Inc. 2015 Omnibus Incentive Plan	10-K	10.35	3/30/2016
10.36	Form of Stock Option Award Agreement	10-K	10.36	3/30/2016
10.37	Executive Employment Agreement, revised May 2, 2016, by and between Dale Davis and the Company	8-K	10.1	5/5/2016
10.38	Executive Employment Agreement, dated August 31, 2016, by and between the Company and Phillip E. Lacombe	8-K	10.1	9/7/2016
10.39	Separation and General Release Agreement, dated June 30, 2016, by and between the Company and Paul Fernandes	10-Q	10.1	11/14/2016
10.40	Form of Common Stock Purchase Agreement, dated as of November 14, 2016				X
10.41	Limited Forbearance to Credit Agreement, dated as of February 24, 2017, by and among the Company, STG, Inc., Access Systems, Incorporated, STG Group Holdings, Inc., MC Admin Co LLC, and the requisite lenders party thereto.				X
14.1	Code of Ethics	S-1/A	14.1	10/2/2013
21.1	Subsidiaries of the Registrant				X
23.1	Consent of BDO USA LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney				(1)
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(2)
101.SCH	XBRL Taxonomy Schema				(2)
101.CAL	XBRL Taxonomy Calculation Linkbase				(2)
101.DEF	XBRL Taxonomy Definition Linkbase				(2)
101.LAB	XBRL Taxonomy Label Linkbase				(2)
101.PRE	XBRL Taxonomy Presentation Linkbase				(2)

(1)	included on signature page herein.

(2)	filed herewith electronically.

* All schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STG GROUP, INC.

Date: April 17, 2017	By:	/s/ Charles L. Cosgrove
		Name:	Charles L. Cosgrove
		Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 17, 2017	By:	/s/ Phillip E. Lacombe
		Name:	Phillip E. Lacombe
		Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: April 17, 2017		/s/ Charles L. Cosgrove
		Name:	Charles L. Cosgrove
		Title:	Chief Financial Officer (Principal Financial Officer)

Date: April 17, 2017	By:	/s/ David Pearson
		Name:	David Pearson
		Title:	Vice President, Accounting and Corporate Controller

Date: April 17, 2017	By:	/s/ Simon S. Lee
		Name:	Simon S. Lee
		Title:	Chairman of the Board

Date: April 17, 2017	By:	/s/ Damian Perl
		Name:	Damian Perl
		Title:	Director

Date: April 17, 2017	By:	/s/ Hon. David C. Gompert
		Name:	Hon. David C. Gompert
		Title:	Director

Date: April 17, 2017	By:	/s/ Hon. Ronald R. Spoehel
		Name:	Hon. Ronald R. Spoehel
		Title:	Director

Date: April 17, 2017	By:	/s/ Robert B. Murrett
		Name:	Robert B. Murrett
		Title:	Director

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated June 8, 2015, by and among Company, STG Group, Inc., the stockholders of STG Group, Inc., Sponsor and Simon S. Lee, as stockholder representative	8-K	2.1	6/9/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
4.1	Specimen Common Stock Certificate	S-1/A	4.1	10/22/2015
10.1	Amended and Restated Registration Rights Agreement, dated November 23, 2015, between the Company and the Sponsor	8-K	3.2	11/30/2015
10.2	Second Amended and Restated Stock Escrow Agreement, dated October 23, 2015, among the Company, American Stock Transfer & Trust Company, and the Sponsor	8-K	10.9	10/23/2015
10.3	Form of Indemnification Agreement	S-1/A	10.10	10/7/2013
10.4	Promissory Note issued to the Sponsor, dated July 18, 2013	S-1/A	10.4	10/2/2013
10.5	Convertible Promissory Note issued to the Sponsor, dated May 15, 2014	8-K	10.1	5/19/2014
10.6	Amendment to Convertible Promissory Note (issued May 15, 2014), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.2	7/21/2015
10.7	Second Amendment to Convertible Promissory Note (issued May 15, 2014), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.2	10/23/2015
10.8	Convertible Promissory Note, dated May 12, 2015, issued by the Company to the Sponsor	8-K	10.1	5/14/2015
10.9	Amendment to Convertible Promissory Note (issued May 12, 2015), dated July 21, 2015 issued by the Company to the Sponsor	8-K	10.3	7/21/2015
10.10	Second Amendment to Convertible Promissory Note (issued May 12, 2015), dated October 23, 2015 issued by the Company to the Sponsor	8-K	10.3	10/23/2015
10.11	Promissory Note issued to the Sponsor, dated July 21, 2015	8-K	10.9	7/21/2015
10.12	Amendment to Promissory Note issued to the Sponsor (issued July 21, 2015), dated October 23, 2015	8-K	10.4	10/23/2015
10.13	Convertible Promissory Note, dated October 8, 2015, issued by the Company to the Sponsor	8-K	10.1	10/13/2015
10.14	Amendment to Convertible Promissory Note (issued October 8, 2015), dated October 23, 2015, issued by the Company to the Sponsor	8-K	10.5	10/23/2015
10.15	Promissory Note issued to the Sponsor, dated October 23, 2015	8-K	10.11	10/23/2015
10.16	Convertible Promissory Note, dated November 13, 2015, issued by the Company to the Sponsor	8-K	10.1	11/13/2015
10.17	Form of Inside Director Letter	10-Q	10.1	5/13/2015
10.18	Form of Independent Director Letter	10-Q	10.2	5/13/2015
10.19	Share Contribution and Dividend Waiver Letter, dated as of November 23, 2015, from the Sponsor to the Company	10-K	10.19	3/30/2016

10.20	Credit Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems Incorporated, the lenders party thereto from time to time, MC Admin Co LLC, as administrative agent, PNC Bank, National Association, as collateral agent, and MC Admin Co LLC, as lead arranger	8-K	10.1	11/30/2015
10.21	Security Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, and such other assignors party thereto and PNC Bank, National Association	8-K	10.2	11/30/2015
10.22	Pledge Agreement, dated as of November 23, 2015, by and among the Company, STG, STG, Inc., Access Systems, Incorporated, such other Pledgors party thereto and PNC Bank, National Association	8-K	10.3	11/30/2015
10.23	Registration Rights Agreement, dated as of November 23, 2015, by and among the Company and the Predecessor’s Stockholders	8-K	10.4	11/30/2015
10.24	Voting Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders and the Sponsor	8-K	10.6	11/30/2015
10.25	Escrow Agreement, dated as of November 23, 2015, by and among the Company, the Predecessor’s Stockholders, Simon S. Lee, as Stockholders Representative, and Branch Banking and Trust Company	8-K	10.7	11/30/2015
10.26	Second Amended and Restated Backstop Common Stock Purchase Agreement, dated as of November 23, 2015, issued by the Company to the Sponsor	8-K	10.8	11/30/2015
10.27	Contribution and Exchange Agreement, dated as of November 23, 2015, by and between the Company and the Sponsor	8-K	10.9	11/30/2015
10.28	Employment Agreement, dated as of November 23, 2015, by and between the Company and Paul Fernandes	8-K	10.10	11/30/2015
10.29	Employment Agreement, dated as of November 23, 2015, by and between the Company and Charles Cosgrove	8-K	10.11	11/30/2015
10.30	Employment Agreement, dated as of November 23, 2015, by and between the Company and Glenn W. Davis, Jr.	8-K	10.12	11/30/2015
10.31	Employment Agreement, dated as of November 23, 2015, by and between the Company and Keith Lynch	8-K	10.13	11/30/2015
10.32	Employment Agreement, dated as of November 30, 2015, by and between the Company and Dale R. Davis	8-K	10.14	11/30/2015
10.33	Master Services Agreement, dated as of November 10, 2015, by and between the Company and Global Strategies Group (North America) Inc.	8-K	10.15	11/30/2015
10.34	Letter Agreement, dated as of November 23, 2015, between the Company and the Predecessor's Stockholders	10-K	10.34	3/30/2016
10.35	Global Defense & National Security Systems, Inc. 2015 Omnibus Incentive Plan	10-K	10.35	3/30/2016
10.36	Form of Stock Option Award Agreement	10-K	10.36	3/30/2016
10.37	Executive Employment Agreement, revised May 2, 2016, by and between Dale Davis and the Company	8-K	10.1	5/5/2016
10.38	Executive Employment Agreement, dated August 31, 2016, by and between the Company and Phillip E. Lacombe	8-K	10.1	9/7/2016
10.39	Separation and General Release Agreement, dated June 30, 2016, by and between the Company and Paul Fernandes	10-Q	10.1	11/14/2016
10.40	Form of Common Stock Purchase Agreement, dated as of November 14, 2016				X
10.41	Limited Forbearance to Credit Agreement, dated as of February 24, 2017, by and among the Company, STG, Inc., Access Systems, Incorporated, STG Group Holdings, Inc., MC Admin Co LLC, and the requisite lenders party thereto.				X
14.1	Code of Ethics	S-1/A	14.1	10/2/2013
21.1	Subsidiaries of the Registrant				X
24.1	Power of Attorney				(1)
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	(2)
101.SCH	XBRL Taxonomy Schema	(2)
101.CAL	XBRL Taxonomy Calculation Linkbase	(2)
101.DEF	XBRL Taxonomy Definition Linkbase	(2)
101.LAB	XBRL Taxonomy Label Linkbase	(2)
101.PRE	XBRL Taxonomy Presentation Linkbase	(2)

(1)	included on signature page herein.

(2)	filed herewith electronically.

* All schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

