Form 10-Q
period 2017-03-31
STG Group, Inc.
filed 2017-05-22
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒   No

As of May 5, 2017, there were 16,625,849 shares outstanding of the registrant’s common stock.

STG Group, Inc.

Condensed Consolidated Balance Sheets

March 31, 2017 (Unaudited) and December 31, 2016

(In Thousands, Except Share and Per Share Amounts)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$4,002	$7,841
Contract receivables, net	28,058	28,784
Investments held in Rabbi Trust	394	332
Prepaid expenses and other current assets	2,812	2,294
Total current assets	35,266	39,251

Property and equipment, net	1,152	1,157
Goodwill	72,313	72,313
Intangible assets, net	30,350	31,984
Other assets	423	423

Total assets	$139,504	$145,128

Liabilities and Stockholders’ Equity
Current Liabilities
Long-term debt, current portion	$71,513	$4,496
Accounts payable and accrued expenses	11,591	11,683
Accrued payroll and related liabilities	6,233	6,391
Billings in excess of revenue recognized	858	688
Deferred compensation plan	394	332
Deferred rent	123	228
Total current liabilities	90,712	23,818

Long-term debt, net of current portion and discount	-	67,694
Deferred income taxes	4,411	6,354
Deferred rent	805	743
Total liabilities	95,928	98,609

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 16,603,449 shares issued and outstanding at March 31, 2017 and December 31, 2016	2	2
Additional paid-in capital	103,352	102,920
Accumulated deficit	(59,778)	(56,403)
Total stockholders’ equity	43,576	46,519

Total liabilities and stockholdersʼ equity	$139,504	$145,128

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Contract revenue	$35,778	$40,606
Direct expenses	23,715	27,461

Gross profit	12,063	13,145

Indirect and selling expenses	14,913	12,703

Operating (loss) income	(2,850)	442

Other income (expense)
Other income (expense), net	18	(398)
Interest expense	(2,425)	(2,162)
	(2,407)	(2,560)

Loss before income taxes	(5,257)	(2,118)

Income tax benefit	(1,882)	(649)
Net loss	$(3,375)	$(1,469)

Net loss per share
Basic and diluted	$(0.20)	$(0.09)

Weighted average number of common shares outstanding
Basic and diluted	16,603,449	16,107,071

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(In Thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows From Operating Activities
Net loss	$(3,375)	$(1,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(1,943)	(680)
Deferred rent	(43)	128
Amortization of deferred financing costs	345	355
Depreciation and amortization of property and equipment	115	139
Amortization of intangible assets	1,634	1,751
Stock-based compensation	432	39
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	726	6,747
Prepaid expenses and other current assets	(518)	(1,712)
Other assets	-	9
Increase (decrease) in:
Accounts payable and accrued expenses	(92)	(1,560)
Accrued payroll and related liabilities	(158)	(752)
Deferred compensation plan	43	(4,006)
Billings in excess of revenue recognized	170	157
Net cash used in operating activities	(2,664)	(854)

Cash Flows From Investing Activities
Proceeds from sales of investments held in Rabbi Trust	-	4,006
Purchase of investments held in Rabbi Trust	(43)	-
Purchases of property and equipment	(110)	-
Net cash (used in) provided by investing activities	(153)	4,006

Cash Flows From Financing Activities
Payments on long-term debt	(1,022)	(511)
Net cash used in financing activities	(1,022)	(511)

Net (decrease) increase in cash and cash equivalents	(3,839)	2,641

Cash and Cash Equivalents
Beginning	7,841	8,503

Ending	$4,002	$11,144

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,284	$1,806

Cash paid for income taxes	$19	$597

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$(19)	$(401)

Change in deferred compensation plan	$19	$401

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: STG Group, Inc. (formerly, Global Defense & National Security Systems, Inc. or GDEF) and its subsidiaries (collectively, the Company) was originally incorporated in Delaware on July 3, 2013 as a blank check company, with Global Defense & National Security Holdings LLC (”Global Defense LLC” or the “Sponsor”) as Sponsor, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination. On November 23, 2015, the Company consummated its business combination with STG Group Holdings, Inc. (formerly, STG Group, Inc. or “STG Group”) pursuant to the stock purchase agreement, dated as of June 8, 2015, which provided for the purchase of all the capital stock of STG Group by the Company (the “Business Combination”). In connection with the closing of the Business Combination, the Company ceased to be a shell company in accordance with its Amended and Restated Certificate of Incorporation. The Company also changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc.. The Company’s common stock now trades over-the-counter on the OTCQB exchange, under the symbol “STGG”.

The Company provides enterprise engineering, telecommunications, information management and security products and services to the federal government and commercial businesses. Segment information is not presented since all of the Company’s revenue is attributed to a single reportable segment.

Basis of presentation: The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, including the Company’s significant accounting policies, refer to the consolidated financial statements and related footnotes in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three months ended March 31, 2017 and 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revision of Prior Period Financial Statements

During the first quarter of 2017, the Company identified a typographical error in the long-term debt line reported in the Consolidated Balance Sheets for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K for that year. The typographical error had no impact on the Consolidated Statements of Operations, Stockholders’ Equity or Cash Flows. The correct long-term debt was reflected in Note 7 to those financial statements. Management has determined that the correction is not material to the previously issued financial statements and footnotes. The Company has corrected the error in this Form 10-Q filing.

The following table summarizes the revision made to the Company’s long-term debt as of December 31, 2016 in its Consolidated Balance Sheets for the year ended December 31, 2016 (dollars in thousands):

	Previously Reported	Revised

Long-term debt, net of current portion and discount	72,522	67,694

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Significant estimates embedded in the consolidated financial statements for the periods presented include revenue recognition on fixed-price contracts, the allowance for doubtful accounts, the valuation and useful lives of intangible assets, the length of certain customer relationships, useful lives of property, plant and equipment, valuation of assets held in a Rabbi Trust and related deferred compensation liability. Estimates and assumptions are also used when determining the allocation of the purchase price in a business combination to the fair value of assets and liabilities and determining related useful lives.

Going concern: The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company was not in compliance with its financial covenants related to the consolidated EBITDA and the senior secured leverage ratio under the Credit Agreement among the Company, MC Admin Co LLC (the “Lender”) and the other lenders party thereto (the “Credit Agreement”) at September 30, 2016, December 31, 2016, and March 31, 2017. At September 30, 2016, the non-compliance was cured by raising equity from stockholders’ (“Equity Cure”) as was allowed by the Credit Agreement. At December 31, 2016 the Company received a forbearance which expired on March 31, 2017. The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s non-compliance with the covenants related to the consolidated EBITDA, and the senior secured leverage ratio as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date the Company delivers the financial statements and certificates for the quarter ending March 31, 2017 showing that they are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

7

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

•	The Company must obtain lender consent prior to use of its revolving credit facility; and

•	The Company cannot effect a Cure Right with respect to the quarter ending March 31, 2017.

The Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio as of March 31, 2017. The Lender has not granted a waiver for the covenant violations as of March 31, 2017. Without a waiver or other relief under the Credit Agreement, one of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If the business continues to perform at the current level through that period, the Company does not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that the Company will be in non-compliance at June 30, 2017. The Company’s inability to meet the required covenant levels could have a material adverse impact to the Company, including the need for the Company to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of debt from a long-term liability to a current liability as of March 31, 2017.

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

In addition, on May 18, 2017, the Company received a notice of default (the “Default Notice”) from MC Admin Co LLC (“MC Admin”) that states the Company was in default under the Credit Agreement for failing to deliver an annual budget to the lenders on January 15, 2017 as required by the Credit Agreement (the “Budget Delivery Default”). The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit. The Lender has not granted a waiver or other relief from the Budget Delivery Default.

The potential acceleration of the loan repayment due to the Lender not providing a waiver required the Company to evaluate whether there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s Plan to alleviate this condition is as follows:

1.	Complete the PSS Holdings, Inc. (“PSS”) transaction including the raising of equity and refinancing of the current Credit Agreement;

2.	Identify, qualify, and win new business to increase revenue and profits, or

3.	Renegotiate the current Credit Agreement to obtain relief from the existing financial covenants and other terms.

The Company considered the likelihood of completing the PSS acquisition financing which contemplates the negotiation of a new financial agreement with both new and existing lenders and investors, including new financial covenants for the combined business. The Company also considered the likelihood of renegotiation of the financial covenants with existing lenders in the event the acquisition of PSS is not completed. Based upon an executed term sheet for financing of the planned acquisition of the PSS which contemplated new loans and financial covenants and discussions with the Lender regarding the need to renegotiate the existing financial covenants in the Credit Agreement in the event the acquisition is not completed, management determined that it was probable that the condition giving rise to the going concern evaluation had been sufficiently alleviated as of December 31, 2016. However, the Lender has not currently granted a waiver or other relief for the Budget Delivery Default or the financial covenant violations as of March 31, 2017. Consequently, management has changed our assessment regarding the potential acceleration of the loan repayment made as of December 31, 2016. As the Lender has not currently granted a waiver or other form of relief for the financial covenant violations as of March 31, 2017, and as disclosed above, sent us a default letter on May 18, 2017, there exists substantial doubt about our ability to complete the PSS acquisition, or to continue as a going concern, in the event the Lender exercises its rights to accelerate the repayment of the loan.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Multiple agencies of the federal government directly or indirectly provided the majority of the Company's contract revenue during the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, there were two customers that each provided revenue in excess of 10% of total revenue. These customers accounted for approximately 82% and 79% of the Company’s total revenue for the three months ended March 31, 2017 and 2016, respectively.

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

For both the three months ended March 31, 2017 and 2016, there was one vendor that comprised approximately 15% and 12% of total direct expenses, respectively.

Investments held in Rabbi Trust: The Company has investments in mutual funds held in a Rabbi Trust that are classified as trading securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The securities are classified as trading securities because they are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. The trading securities are stated at fair value. Realized and unrealized gains and losses and other investment income are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

Valuation of long-lived assets: The Company accounts for the valuation of long-lived assets, including amortizable intangible assets, under authoritative guidance issued by the Financial Accounting Standards Board (FASB), which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No indicators of impairment were identified for both of the three-month periods ended March 31, 2017 and 2016.

Identifiable intangible assets: Intangible assets of the Company are comprised of customer relationships and a trade name acquired as a result of the Business Combination. The Company determined that the customer relationships and trade name represent finite-lived intangible assets with useful lives of eight to fifteen years, respectively. The assets are being amortized proportionately over the term of their useful lives based on the estimated economic benefit derived over the course of the asset life.

Goodwill: The Company records the excess of the purchase price of an acquired company over the fair value of the identifiable net assets acquired as goodwill. In accordance with authoritative guidance issued by the FASB, entities can elect to use a qualitative approach to test goodwill for impairment. Under this approach, the Company performs a qualitative assessment (Step zero) to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company is required to perform a goodwill impairment test using a two-step approach, which is performed at the reporting unit level. In the second step, the implied value of the goodwill is estimated at the fair value of the reporting unit, less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill. If the fair value of the reporting unit is not less than the carrying value of the reporting unit, step two of the goodwill test is not required.

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

The Company has elected to perform its annual analysis on December 31 each year at the reporting unit level, and as of the Closing Date of the Business Combination, the Company determined that there was one reporting unit. The Lender’s not having granted a waiver or other relief for the Budget Delivery Default or the financial covenant violations as of March 31, 2017 resulting in the current classification of the Company’s long-term debt is considered a triggering event requiring a step zero assessment. The Company’s assessment concluded that it is not more likely than not that the fair value of the reporting unit is less than the carrying value and therefore is not impaired. No triggering events occurred during the three months ended March 31, 2016 requiring an interim impairment test. If we are unable to achieve revenue growth and increased profitability, future impairment tests may result in a goodwill impairment charge, which could be material.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Income taxes: The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (ASC740).  At the end of each interim period, the Company estimates an annualized effective tax rate expected for the full year based on the most recent forecast of pre-tax income, permanent book and tax differences, and global tax planning strategies. The Company uses this effective rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.

In accordance with authoritative guidance on accounting for uncertainty in income taxes issued by the FASB, management has evaluated the Company’s tax positions and has concluded that the Company has taken no uncertain tax positions that require adjustment to the quarterly condensed consolidated financial statements to comply with the provisions of this guidance.

Interest and penalties related to tax matters are recognized in expense. There was no accrued interest or penalties recorded during the three months ended March 31, 2017 and 2016.

Fair value of financial instruments The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of March 31, 2017 and December 31, 2016, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

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

Level 3

Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of March 31, 2017 and December 31, 2016, the Company has no financial assets or liabilities that are categorized as Level 3.

The Company has investments carried at fair value in mutual funds held in a Rabbi Trust, which is included in investments held in Rabbi Trust on the accompanying condensed consolidated balance sheets. The Company does not measure non-financial assets and liabilities at fair value unless there is an event which requires this measurement.

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

Debt issuance costs: In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 6, the Company recorded amortization of $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, which is included in interest expense.

Stock based compensation: The Company measures compensation expense for stock based equity awards based on the fair value of the awards on the grant date. Compensation is recognized as expense in the accompanying condensed consolidated statements of operations ratably over the required service period or, for performance based awards, when the achievement of the performance targets become probable.

Net loss per share: Basic net loss per share available to common shareholders of the Company is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Common shares issuable upon exercise of the stock options and future vesting of the restricted stock awards (see Note 11) have not been included in the computation because their inclusion would have had an antidilutive effect for all periods presented.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Recent accounting pronouncements: We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For example, the new guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized in income tax expense, and for those excess tax benefits to be recognized regardless of whether it reduces current taxes payable. The ASU also allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Therefore, the effective date was the first quarter of 2017. The adoption of this new standard did not have a material impact on the condensed consolidated financial statements. The Company made a policy election to account for forfeitures as they occur.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for the Company beginning in the first quarter of fiscal year 2020, and early adoption is permitted but not earlier than fiscal year 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update clarify the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2016-15, if any, to its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The Company intends to evaluate the impact of this guidance on the condensed consolidated financial statements and related disclosures in connection with the potential business combination as disclosed in Note 14 to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. Under the updates in ASU 2017-04, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company has not yet evaluated the impact, if any, that the adoption of ASU 2017-04 will have on its consolidated financial statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 2.	Contract Receivables and Billings in Excess of Revenue Recognized

At March 31, 2017 and December 31, 2016, contract receivables consist of the following (in thousands):

	March 31, 2017	December 31, 2016

Billed accounts receivable	$18,499	$21,588
Unbilled accounts receivable	9,625	7,262
	28,124	28,850
Less: allowance for doubtful accounts	(66)	(66)
	$28,058	$28,784

Billings in excess of revenue recognized as of March 31, 2017 and December 31, 2016, are comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the proportional performance method.

Note 3.	Property and Equipment

At March 31, 2017 and December 31, 2016, property and equipment consists of the following (in thousands):

	Estimated Life	March 31, 2016	December 31, 2016

Leasehold improvements	Life of lease	$1,324	$1,324
Computer hardware and software	1 - 3 years	436	329
Office furniture and equipment	1 - 7 years	113	110
		1,873	1,763
Less: accumulated depreciation and amortization		(721)	(606)
		$1,152	$1,157

Depreciation and amortization expense on property and equipment totaled $0.1 million for both of the three months ended March 31, 2017 and 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 4.	Intangible Assets

Identifiable intangible assets as of March 31, 2017, consist of the following (in thousands):

	March 31, 2017
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$7,403	$18,977
Trade name	15 years	13,460	2,087	11,373
		$39,840	$9,490	$30,350

Identifiable intangible assets as of December 31, 2016, consist of the following (in thousands):

	December 31, 2016
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$6,136	$20,244
Trade name	15 years	13,460	1,720	11,740
		$39,840	$7,856	$31,984

Amortization expense amounted to $1.6 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, there were no adverse changes in long-lived assets, which would cause a need for an impairment analysis.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balances as of March 31, 2017 and December 31, 2016

Gross carrying amount	$113,589
Accumulated impairment losses	(41,276)
Net carrying value of goodwill	$72,313

The Lender’s not having granted a waiver or other relief for the Budget Delivery Default or the financial covenant violations as of March 31, 2017 resulting in the current classification of the Company’s long-term debt is considered a triggering event requiring a step zero assessment. The Company’s assessment concluded that it is not more likely than not that the fair value of the reporting unit is less than the carrying value and therefore is not impaired. During the three months ended March 31, 2016, the Company did not identify any triggering events related to our goodwill and therefore was not required to test goodwill for impairment. To the extent the Company realizes unfavorable actual results compared to forecasted results, or decreased forecasted results compared to previous forecasts, or in the event the estimated fair value of the reporting unit decreases (as a result, among other things, of changes in market capitalization, including further declines in the stock price), the Company may incur additional goodwill impairment charges in the future.

Note 5.	Fair Value Measurements

The Company has investments in mutual funds held in a Rabbi Trust which are classified as trading securities and are included in current assets on the accompanying condensed consolidated balance sheets. The Rabbi Trust assets are used to fund amounts the Company owes to key managerial employees under the Company’s non-qualified deferred compensation plan (See Note 8). Based on the nature of the assets held, the Company uses quoted market prices in active markets for identical assets to determine fair values, which apply to Level 1 investments.

The mark to market adjustments are recorded in other income, net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 for $0.02 million and $0.4 million, respectively.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 6.	Debt

The Company’s debt as of March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017	December 31, 2016

Term loan	$75.997	$77,018
Less: debt discount on term loan	(4,484)	(4,828)
Less: current portion	(71,513)	(4,496)
	$-	$67,694

Credit Agreement: In connection with the consummation of the Business Combination, the Company entered into a new facility (the Credit Agreement) with a different financial lending group. The Credit Agreement provides for (a) a term loan in an aggregate principal amount of $81.8 million; (b) a $15 million asset-based revolving line-of-credit; and (c) an uncommitted accordion facility to be used to fund acquisitions of up to $90 million. Concurrent with the consummation of the Business Combination, the full amount of the term loan was drawn and there were no amounts drawn on the other two facilities. Each facility matures on November 23, 2020. The Company recorded $6.4 million of debt issuance costs in connection with the new facility as a reduction to the carrying amount of the new term loan. These costs are amortized using the effective interest method over the life of the term loan.

The principal amount of the term loan amortizes in quarterly installments which increase after each annual period. The quarterly installments range from 0.625% to 2.500% of the original principal amount and are paid through the quarter ending September 30, 2019. The remaining unpaid principal is due on the maturity date of November 23, 2020.

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of March 31, 2017 and December 31, 2016 was 9.0% and 10.3%, respectively. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR as published each business day in The Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 6.	Debt (Continued)

Advances under the revolving line-of-credit are limited by a borrowing base which may not exceed the lesser of (x) the difference between $15 million and amounts outstanding under letters of credit issued pursuant to the Credit Agreement; and (y) an amount equal to the sum of: (i) up to 85% of certain accounts receivable of the Company plus (ii) up to 100% of unrestricted cash on deposit in the Company’s accounts with the Collateral Agent, minus (iii) amounts outstanding under letters of credit issued pursuant to the Credit Agreement, minus (iv) reserves established by the Collateral Agent from time to time in its reasonable credit judgment exercised in good faith. The amount available under the line-of-credit was, subject to lender consent, $15 million at March 31, 2017 and December 31, 2016.

The Company is also subject to certain provisions which will require mandatory prepayments of its term loan and has agreed to certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement (the “Specified Financial Covenants”). As of September 30, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Company remained in compliance with the Credit Agreement using a provision of the Credit Agreement that allowed the Company to cure (Cure Right) certain covenant non-compliance by issuances of common stock for cash and use of the proceeds to reduce the principal balance of the term loan. The Company used the proceeds to reduce the principal balance of the term loan as required to effect the Cure Right.

As of December 31, 2016, the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters; therefore, on February 24, 2017, the Company entered into a limited forbearance to the Credit Agreement (the “February Forbearance Agreement”) with MC Admin Co LLC and the other lenders under the Credit Agreement.

The Company then entered into a Limited Waiver (Waiver) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date the Company delivers the financial statements and certificates for the quarter ending March 31, 2017 showing that they are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	The Company must obtain lender consent prior to use of its revolving credit facility; and

•	The Company cannot effect a Cure Right with respect to the quarter ending March 31, 2017.

The Waiver does not apply to covenant non-compliance after December 31, 2016 or to covenants other than the Specified Financial Covenants.

As of March 31, 2017 the Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio. In addition, on May 18, 2017, the Company received a Default Notice from MC Admin that states the Company was in default under the Credit Agreement for the Budget Delivery Default. The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 6.	Debt (Continued)

The Lender has not granted a waiver or forbearance for the Budget Delivery Default or the covenant violations as of March 31, 2017. One of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of the debt from a long-term liability to a current liability as of March 31, 2017.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If the business continues to perform at the current level through that period, the Company does not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that the Company will be in non-compliance at June 30, 2017. The Company’s inability to meet the required covenant levels could have a material adverse impact to the Company, including the need for the Company to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to the Company, and may require the payment of a fee for such forbearance, amendment or waiver. If the Company is unable to renegotiate the financial covenants either through a new credit agreement in connection with the anticipated financing of our planned acquisition of PSS or in the event the acquisition of PSS is not completed, through an amendment of the existing financial covenants under the current Credit Agreement, we may not be able to obtain a forbearance, waiver or effect a cure, on acceptable terms.

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

If the Lender does not grant forbearance or a waiver of the covenant non-compliance as of March 31, 2017, the Budget Delivery Default, or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

Note 7.	Commitments and Contingencies

Legal matters: From time to time the Company may be involved in litigation in the normal course of its business. Management does not expect that the resolution of these matters would have a material adverse effect on the Company’s business, operations, financial condition or cash flows.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 8.	Deferred Compensation Plan

The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of the Company as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified within current liabilities as of March 31, 2017 and December 31, 2016 on the condensed consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices. As of March 31, 2017 and December 31, 2016, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $0.4 million and $0.3 million as of March 31, 2017 and December 31, 2016, respectively, and are included as part of current assets in the accompanying condensed consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded no contributions to the Deferred Compensation Plan during the three months ended March 31, 2017 and 2016. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.0 million and was paid on January 25, 2016.

Note 9.	Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of March 31, 2017 and December 31, 2016, amounts due from this entity totaled $0.01 million for both periods. The Company recorded revenue of $0.01 million and $0.03 million for the three months ended March 31, 2017 and 2016, respectively.

No amount was due to this entity as of March 31, 2017 and December 31, 2016 for amounts relating to work performed under subcontracts. The Company recorded no direct costs for both of the three months ended March 31, 2017 and 2016 relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc. and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three months ended March 31, 2017 and 2016 totaled $0.2 million and $0.1 million, respectively.

Note 10.	Stockholders’ Equity

On November 23, 2015, the Company’s amended and restated certificate of incorporation authorized 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

At March 31, 2017 and December 31, 2016, the Company had authorized for issuance 100,000,000 shares of $0.0001 par value common stock, of which 16,603,449 shares were issued and outstanding, including 33,600 shares subject to the vesting of restricted stock awards, and had authorized for issuance 10,000,000 shares of $0.0001 par value preferred stock, of which no shares were issued and outstanding as of March 31, 2017 and December 31, 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by stockholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of (i) 1.60 million shares of common stock; or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At March 31, 2017 and December 31, 2016, there were 0.4 million and 0.9 million shares, respectively, of common stock authorized and available for issuance under the Plan.

Stock Options

Upon completion of the Business Combination, the Company approved initial grants of non-qualified stock option awards under the Plan to the current independent members of the Board of Directors. The stock option awards expire in ten years from the date of grant and vest over a period of one year – 20% of the options vested 30 days following the grant date, 40% of the options will vest six months following the grant date subject to the Director’s continued service and the remaining 40% of the options vested 12 months following the grant date subject to the Director’s continued service. The exercise price is required to be set at not less than 100% of the fair market value of the Company’s common stock on the date of grant.

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

During the first quarter of 2017, the Company granted non-qualified stock option awards under the Plan to certain employees and senior management of the Company. The stock option awards expire in ten years from the date of grant and vest in 20% increments over a period that ranges from the grant date to approximately 4.0 years.

During the three months ended March 31, 2017, the fair value of each option award was estimated on the date of grant using the Black-Scholes model that uses the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	1.9%
Expected option term	6 years
Volatility	85.3%
Weighted-average fair value	$1.44

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stock Based Compensation (Continued)

The Company calculated the expected term of the stock option awards using the “simplified method” in accordance with the Securities and Exchange Commission Staff Accounting Bulletins No. 107 and 110 because the Company lacks historical data and is unable to make reasonable assumptions regarding the future. The Company adopted ASU 2016-09 Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting during the first quarter of 2017 and has elected to record forfeitures in the period they occur. The Company’s assumptions with respect to stock price volatility are based on the average historical volatility of peers with similar attributes. The Company determines the risk-free interest rate by selecting the U.S. Treasury constant maturity rate.

The total compensation expense related to stock option awards under the Plan was $0.4 million for each of the three months ended March 31, 2017 and 2016, respectively. The income tax benefit related to share-based compensation expense was approximately $0.2 million and nominal for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, $1.4 million of total unrecognized compensation expense related to the share-based compensation Plan is expected to be recognized over a weighted-average period of 2.7 years. The total unrecognized share-based compensation expense to be recognized in future periods as of March 31, 2017 does not consider the effect of share-based awards that may be issued in future periods.

Stock option awards as of March 31, 2017, and changes during the three months ended March 31, 2017 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	679,308	$4.28
Granted	460,808	5.00
Exercised	-	-
Forfeited	-	-
Outstanding, end of period	1,140,116	$4.57	7.02	$-

Exercisable, end of period	473,775	$4.50	9.45	$-

There was no aggregate intrinsic value for the options outstanding and exercisable at March 31, 2017 and 2016, because the exercise price exceeds the underlying share price.

Restricted Stock Awards

In June 2016, the Company granted restricted stock awards under the Plan to members of the Board of Directors. The awards vest at 20% on the date of the award and in two 40% increments during the remaining annual period.

The total compensation expense related to restricted stock awards granted under the Plan was $0.02 million for the three months ended March 31, 2017 and none for the three months ended March 31, 2016. The income tax benefit related to the restricted stock awards was approximately $0.01 million for the three months ended March 31, 2017 and none for the three months ended March 31, 2016. As of March 31, 2017, $0.02 million of total unrecognized compensation expense related to the restricted stock awards under the Plan is expected to be recognized over a weighted-average period of 0.2 years. The total unrecognized share-based compensation expense to be recognized in future periods as of March 31, 2017 does not consider the effect of share-based awards that may be issued in future periods.

Outstanding (non-vested) and vested restricted awards as of March 31, 2017 totaled 22,400 and 33,600, respectively, and there were none that vested during the three months ended March 31, 2017. There were no outstanding (non-vested) and vested restricted stock awards as of March 31, 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 12.	Income Taxes

The Company’s effective income tax rate was 35.8% and 30.6% for the three months ended March 31, 2017 and 2016, respectively.  The Company’s effective tax rate for the quarter ended March 31, 2017 and 2016, differs from the statutory federal rate as a result of state benefits, net of federal provision, permanent differences and changes in estimates made in the deferred taxes recorded as part of the Business Combination, which were not accounted for as measurement period adjustments.

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

Note 14.	Subsequent Events

Merger Agreement

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

The consummation of the merger is subject to the satisfaction of certain conditions. If any condition to the merger is not satisfied or waived, the merger will not be completed. In addition, the Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed for any reason with respect to our ability to obtain financing for the merger, PSS may be entitled to retain the Advance Payment.

Extension of Merger Agreement to Acquire PSS Holdings Inc. (PSS)

On May 8, 2017, the Company entered into an Amendment and Waiver (the “Amendment”) to the Merger Agreement. Prior to the entry into the Amendment, PSS rescinded a notice of termination of the Merger Agreement that had been received by the Company on May 3, 2017. The Amendment includes the following changes to the Merger Agreement:

•	The outside date for closing the acquisition was extended to June 30, 2017 (the “Outside Date”);

•	The purchase price under the merger agreement was increased to $119.8 million, subject to certain adjustments based upon closing working capital;

•	The Company’s obligations to close were made subject to the Company obtaining debt and equity financing for closing the acquisition; and

•	The Company agreed to make an advance payment of $925,000 of the merger consideration on the date of the Amendment, which will be credited against the purchase price at closing (the “Advance Payment”).

In the event the merger agreement is terminated, and depending on the reasons for such termination, PSS may be entitled to retain or obligated to return all, or a portion, of the Advance Payment.

May Default Notice

On May 18, 2017, the Company received the Default Notice from MC Admin that states the Company was in default under the Credit Agreement for failing to deliver an annual budget to the lenders on January 15, 2017 as required by the Credit Agreement (the “Budget Delivery Default”). The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit. The Lender has not granted a waiver or other relief from the Budget Delivery Default.

STG Group, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENT

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, and the related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2016 Annual Report on Form 10-K for the year ended December, 31, 2016.

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

Other risks and uncertainties indicated in this report, as well as those disclosed in the Company’s other filings with the Securities and Exchange Commission, including those discussed under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements are based on information available to us as of the date of this Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made. These forward-looking statements involve a number of known and unknown risks and uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	success in retaining or recruiting, or changes required in, officers, key employees or directors;

•	economic weakness, either nationally, or in the local markets in which we operate;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	adverse litigation or arbitration results;

•	the potential liquidity and trading of our securities;

•	risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act);

•	the risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2016, under “Risk Factors” beginning on page 17.

•	changes in economic, business, competitive, technological and/or regulatory factors; and,

•	competitors in our various markets.

STG Group, Inc.

Management’s Discussion and Analysis

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

We employ over 760 cybersecurity, software development and intelligence analysis professionals who deliver these solutions in both the continental United States and in approximately 6 overseas locations.

STG Group, Inc.

Management’s Discussion and Analysis

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. We have achieved a period of continuous performance of more than a decade. Our single largest contract represented 23% and 20% of total revenues for the 3 months ending March 31, 2017 and 2016, respectively. Similarly, the top 5 contracts represented 69% and 57% of total revenues for the 3 months ending March 31, 2017 and 2016, respectively.

We are currently contracted with approximately 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. As of March 31, 2017, we derived approximately 42% of our revenue from the Department of Defense; approximately 40% from the Department of State; approximately 18% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

Recent Developments

On February 18, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PSS Holdings, Inc. (“PSS”) for approximately $119.5 million in cash, subject to certain adjustments based upon closing working capital, plus a portion of the value of certain tax benefits as they are realized after the closing. See Notes to the Consolidated Financial Statements, Footnote 14 Subsequent Events for additional discussion of the Merger Agreement and the related Amendment.

Results of Operations (Unaudited)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Selected Financial Information

The table below summarizes the Company’s first quarter of 2017 and 2016 revenues and income from operations.

	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2017	(Decrease)/Increase		2016
(in millions, except percentages)		$	%
Contract revenue	$35.8	$(4.8)	(12)%	$40.6
Direct expenses	23.7	(3.8)	(14)%	27.5
Gross profit	12.1	(1.0)	(8)%	13.1
Indirect and selling expenses	15.0	2.3	18%	12.7
Operating (loss) income	(2.9)	(3.3)	(825)%	0.4
Other (expense) income, net	0.0	0.4	*	(0.4)
Interest expense	(2.4)	(0.2)	(9)%	(2.1)
Loss before income taxes	(5.3)	(3.1)	(141)%	(2.1)
Income tax benefit	1.9	1.3	217%	0.6
Net loss	$(3.4)	$(1.7)	(106)%	$(1.5)

STG Group, Inc.

Management’s Discussion and Analysis

Contract Revenue

Revenue for the first quarter of 2017 decreased by $4.8 million, or 11.9% compared to the same period in 2016. The decrease in revenue is due to the expiration of contracts with the Army, the Department of Defense, the Department of Homeland Security and the Department of Housing and Urban Development (“HUD”).

The table below summarizes the Company’s revenue by customer for the first quarter of 2017 and 2016.

	Three months ended March 31,

Revenue by customer	2017		2016
	(in thousands, except percentages)
Department of Defense	$14,956	42%	$17,433	43%
Department of State	14,400	40%	14,817	37%
Department of Homeland Security	2,336	7%	3,286	8%
Intelligence Community	797	2%	992	2%
Other Federal Civilian	3,289	9%	4,078	10%
	$35,778		$40,606

The Department of Defense continues to be our largest customer with 42% and 43% of the revenue generated from this customer during the first quarter of both financial year 2017 and 2016, respectively. Revenue by customer decreased across all customers in 2017 compared to the same period in 2016.

Time-and-materials contract revenue increased by $2.6 million in the first quarter of 2017 versus the first quarter of 2016. The increase in time and materials contracts was driven by consolidation and conversion of several fixed price and cost plus fixed fee contracts to time and materials contracts as well as an increase in such contracts with the Department of State. Fixed price contract revenue decreased by $1.5 million primarily due to the conversions just mentioned. The $5.9 million reduction in Cost Plus Fixed Fee revenues was due to the expiration of contracts with the Army and HUD.

The table below summarizes the first quarter of 2017 and first quarter of 2016 revenue by contract billing type.

	Three months ended March 31,

Revenue by Contract Type	2017		2016
	(in thousands, except percentages)
T&M	$16,739	47%	$14,168	35%
Fixed price	9,482	26%	10,986	27%
CPFF	9,557	27%	15,452	38%
	$35,778		$40,606

Prime contract revenue decreased by $3.9 million in the first quarter of 2017 compared to first quarter of 2016. The decrease was attributable to the expiration of Army, Department of Homeland Security and HUD contracts. The Company continues to look to increase its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise, and by managing the efforts of other contractors.

The table below summarizes the Company’s first quarter of 2017 and 2016 revenue by prime and subcontract type.

	Three months ended March 31,

Revenue - Prime and Subcontract	2017		2016
	(in thousands, except percentages)
Prime	$31,279	87%	$35,151	87%
Subcontract	4,499	13%	5,455	13%
	$35,778		$40,606

STG Group, Inc.

Management’s Discussion and Analysis

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the quarter ended March 31, 2017, direct expenses decreased by 14%, or $3.8 million over the same period a year ago. This decrease in direct expenses is mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Department of Defense, Department of Homeland Security, and HUD contracts.

Gross profit for the three months ended March 31, 2017 was lower by $1million, or 8% compared to the three months ended March 31, 2016. This decrease in gross profit is due to the decrease in revenue. Gross profit margins for the first quarter of 2017 were 34% compared to 32% for the first quarter of 2016.

Indirect and Selling Expenses

Indirect and selling expenses increased $2.2 million or 17% for the three months ended March 31, 2017 compared to the same period a year ago. The net increase in the indirect and selling expenses were due primarily to increases in: business development staffing, proposal development expenses, severance payments to former employees, the payment of term loan waiver fees and acquisition related professional services which were partially offset by decreases in employee benefit expenses. Additionally, expenses for the three months ended March 31, 2016 reflected a $402,000 non-recurring reduction to indirect and selling expenses attributable to the accounting treatment for executive deferred compensation.

Operating Income

First quarter of 2017 operating income was a loss of ($2.9) million compared to a profit of $0.4 million in the first quarter of 2016, a decrease of ($3.3) million. The reduced operating income was due to lower revenue and gross profit from contracts as well as higher indirect and selling expenses as discussed under the heading “Indirect and Selling Expenses” above.

Other Income (Expense)

There were no material other income (expense) for the quarter ended March 31, 2017 compared to ($0.4) million for the quarter ended March 31, 2016. The difference of $0.4 million is principally comprised of investment losses from the Rabbi Trust. Market fluctuations recorded during the first quarter 2016.

Interest Expense

Interest expense was $2.4 million and $2.2 million for the quarters ended March 31, 2017 and 2016, respectively. Interest expense for 2016 and 2017 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.

Tax Benefit

The tax benefit was $1.9 million for the quarter ended March 31, 2017 compared to $0.6 million for the first quarter of 2016. The post-acquisition deferred tax benefit was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs.

STG Group, Inc.

Management’s Discussion and Analysis

Net Loss

Net loss was ($3.3) million for the quarter ended March 31, 2017 compared to net loss of ($1.6) million for the quarter ended March 31, 2016. The increase in net loss of $1.7 million is due to lower profit on lower recorded revenue and an increase in indirect expenses as the Company expands business development capabilities.

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

Management believes that Adjusted EBITDA provides a clear picture of our operating results by eliminating expenses and income that are not reflective of the underlying business performance. We use this metric to facilitate a comparison of operating performance on a consistent basis from period to period and to analyze the factors and trends affecting its core business areas. Our internal plans, budgets and forecasts use Adjusted EBITDA as a key metric and the Company uses this measure to evaluate its operating performance and core business operating performance and to determine the level of incentive compensation paid to its employees. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company’s operating performance required by U.S. GAAP. Our definition of Adjusted EBITDA used here may not be comparable to the definition of Adjusted EBITDA used by other companies. A reconciliation of net loss to Adjusted EBITDA is as follows:

Set forth below is a reconciliation of Adjusted EBITDA to net loss (unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016

Net loss	$(3.4)	$(1.5)
Income tax benefit	(1.9)	(0.7)
Interest expense	2.1	1.8
Amortization of loan issuance cost	0.3	0.4
Depreciation and amortization	0.1	0.1
Amortization of intangibles	1.6	1.8
EBITDA	$(1.1)	$1.9
Adjustments to EBITDA
Integration and other restructuring costs (1)	$0.7	$0.6
Nonrecurring expenses- advisory, legal, and professional fees (2)	1.0	0.5
Transaction related expenses (3)	1.2	0.3
Share-based compensation (4)	0.4	0.0

Adjusted EBITDA	$2.2	$3.3

(1)	Integration and other restructuring costs include development of incentive compensation plans, executive recruiting fees, branding, communication plans, and severance related to reductions in force.

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses.

(3)	Transaction-related expenses primarily consist of professional service fees related to the PSS Acquisition and the Business Combination.

(4)	Represents non-cash share based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

STG Group, Inc.

Management’s Discussion and Analysis

Liquidity and Capital Resources

Background

For quarter ended March 2016 and in prior years, the Company had not been leveraged other than its revolving credit facility which in the past had been used to provide working capital, mobilize new project wins, and cover abnormal fluctuations in the timing of cash receipts and payments.

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

The Revolving Loan and the Term Loan both mature on November 23, 2020.

As of March 31, 2017, the Company had $4 million of available cash. Because the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA required in the Credit Agreement as of March 31, 2017, the $15 million of borrowings under the revolving credit facility are only available subject to lender consent, and the $90 million uncommitted accordion facility is not available.

In addition, on February 18, 2017, we entered into the Merger Agreement to acquire PSS for approximately $119.5 million in cash, subject to certain adjustments based upon closing working capital, plus a portion of the value of certain tax benefits as they are realized after the closing. On May 8, 2017, the Company entered into an Amendment and Waiver (the “Amendment”) to the Agreement and Plan of Merger (the “Original Agreement”), dated as of February 18, 2017, by and among the Company, Ripcord Acquisition Corp., PSS and the other Seller Parties thereto, and Peter M. Schulte, as the “Stockholders’ Representative.” Prior to the entry into the Amendment, PSS rescinded a notice of termination of the Original Agreement that had been received by the Company on May 3, 2017. The Amendment includes the following changes to the Original Agreement:

•	The outside date for closing the acquisition was extended to June 30, 2017 (the “Outside Date”);
•	The purchase price under the merger agreement was increased to $119.8 million, subject to certain adjustments based upon closing working capital;
•	The Company’s obligations to close were made subject to the Company obtaining debt and equity financing for closing the acquisition; and
•	The Company agreed to make an advance payment of $925,000 of the merger consideration on the date of the Amendment, which will be credited against the purchase price at closing (the “Advance Payment”).

30

STG Group, Inc.

Management’s Discussion and Analysis

In the event the merger agreement is terminated, and depending on the reasons for such termination, PSS may be entitled to retain or obligated to return all, or a portion, of the Advance Payment.

The Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed for any reason with respect to our ability to obtain financing for the merger, PSS may be entitled to retain the Advance Payment.

Going Concern Consideration: The condensed consolidated financial statements included in this Form 10-Q have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company was not in compliance with its financial covenants related to the consolidated EBITDA, and the senior secured leverage ratio under the Credit Agreement at September 30, 2016 or at December 31, 2016. At September 30, 2016, the non-compliance was cured by raising equity from stockholders’ (“Equity Cure”) as was allowed by the Credit Agreement. At December 31, 2016 the Company received a forbearance which expired on March 31, 2017. The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date the Company delivers the financial statements and certificates for the quarter ending March 31, 2017 showing that they are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	The Company must obtain lender consent prior to use of its revolving credit facility; and

•	The Company cannot effect a Cure Right with respect to the quarter ending March 31, 2017.

The Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio as of March 31, 2017. The Lender has not granted a waiver for the covenant violations as of March 31, 2017. Without a waiver or other relief under the Credit Agreement, one of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If the business continues to perform at the current level through that period, the Company does not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that the Company will be in non-compliance at June 30, 2017. The Company’s inability to meet the required covenant levels could have a material adverse impact to the Company, including the need for the Company to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of debt from a long-term liability to a current liability as of March 31, 2017.

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

In addition, on May 18, 2017, the Company received a notice of default (the “Default Notice”) from MC Admin Co LLC (“MC Admin”) that states the Company was in default under the Credit Agreement for failing to deliver an annual budget to the lenders on January 15, 2017 as required by the Credit Agreement (the “Budget Delivery Default”). The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit. The Lender has not granted a waiver or other relief from the Budget Delivery Default.

The potential acceleration of the loan repayment due to the Lender not providing a waiver required the Company to evaluate whether there is substantial doubt regarding the Company’s ability to continue as a going concern.

Management’s Plan to alleviate this condition is as follows:

1.	Complete the PSS Holdings, Inc. (“PSS”) transaction including the raising of equity and refinancing of the current Credit Agreement;

2.	Identify, qualify, and win new business to increase revenue and profits, or

3.	Renegotiate the current Credit Agreement to obtain relief from the existing financial covenants and other terms.

The Company considered the likelihood of completing the PSS acquisition financing which contemplates the negotiation of a new financial agreement with both new and existing lenders and investors, including new financial covenants for the combined business. The Company also considered the likelihood of renegotiation of the financial covenants with existing lenders in the event the acquisition of PSS is not completed. Based upon an executed term sheet for financing of the planned acquisition of the PSS which contemplated new loans and financial covenants and discussions with the Lender regarding the need to renegotiate the existing financial covenants in the Credit Agreement in the event the acquisition is not completed, management determined that it was probable that the condition giving rise to the going concern evaluation had been sufficiently alleviated as of December 31, 2016. However, the Lender has not currently granted a waiver or other relief for the Budget Delivery Default or the financial covenant violations as of March 31, 2017. Consequently, management has changed our assessment regarding the potential acceleration of the loan repayment made as of December 31, 2016. As the Lender has not currently granted a waiver or other form of relief for the financial covenant violations as of March 31, 2017, and as disclosed above, sent us a default letter on May 18, 2017, there exists substantial doubt about our ability to complete the PSS acquisition, or to continue as a going concern, in the event the Lender exercises its rights to accelerate the repayment of the loan.

STG Group, Inc.

Management’s Discussion and Analysis

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

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of March 31, 2017 was 8.8%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

STG Group, Inc.

Management’s Discussion and Analysis

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

On February 24, 2017, we entered into a Limited Forbearance to Credit Agreement (the “February Forbearance Agreement”) with MC Admin Co LLC and other lenders relating to the Credit Agreement.

The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

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

As of March 31, 2017 the Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio. In addition, on May 18, 2017, the Company received the Default Notice from MC Admin that states the Company was in default under the Credit Agreement for the Budget Delivery Default. The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit.

33

STG Group, Inc.

Management’s Discussion and Analysis

The Lender has not granted a waiver or forbearance for the Budget Delivery Default or the covenant violations as of March 31, 2017. One of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of the debt from a long-term liability to a current liability as of March 31, 2017.

The Credit Agreement also provides that the minimum consolidated EBITDA requirement will be increased on June 30, 2017. If our business continues to perform at the current level through that period, we do not expect to satisfy that covenant or the senior secured leverage ratio at that time, and it is likely that we will be in non-compliance at June 30, 2017. Our inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, in more than two of any four fiscal quarters or for the quarter ending March 31, 2017. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such forbearance, amendment or waiver. If the Company is unable to renegotiate the financial covenants either through a new credit agreement in connection with the anticipated financing of our planned acquisition of PSS or in the event the acquisition of PSS is not completed, through an amendment of the existing financial covenants under our current Credit Agreement, we may not be able to obtain a forbearance, waiver or effect a cure, on terms acceptable to us.

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

If the Lender does not grant forbearance or a waiver of our covenant non-compliance as of March 31, 2017, the Budget Delivery Default, or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

STG Group, Inc.

Management’s Discussion and Analysis

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2017 and the Three Months Ended March 31, 2016

	Three Months Ended

	March 31,		March 31,
(in millions)	2017	Variance	2016
Cash used in operating activities	$(2.6)	$(1.7)	$(0.9)
Cash (used in) provided by investing activities	(0.2)	(4.2)	4.0
Cash used in financing activities	(1.0)	(0.5)	(0.5)
Net (decrease) increase in cash and cash equivalents	(3.8)	6.4	2.6
Cash and cash equivalents at beginning of period	7.8	(0.7)	8.5
Cash and cash equivalents at end of period	$4.0	$(7.1)	$11.1

Depreciation and amortization	0.1	0.0	0.1
Capital expenditures	0.1	0.1	0.0
Cash paid for interest	2.3	0.5	1.8
Cash paid for taxes	0.0	(0.6)	0.6
Change in investments held in Rabbi Trust	0.0	0.4	(0.4)
Change in deferred compensation plan	0.0	(0.4)	0.4

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

For the quarter ended March 31, 2017 cash used in operating activities was ($2.7) million. The cash used in operating activities was significantly impacted by a net loss of ($3.4) million offset by non-cash charges including share-based compensation, depreciation and amortization of intangible assets totaling $2.2 million.

For the quarter ended March 31, 2016 cash used in operating activities was ($0.9) million. The cash used in operating activities was significantly impacted by a net loss of ($1.5) million and a distribution of ($4.0) million from the Rabbi Trust triggered by the Business Combination. These were offset by increases of (i) $1.7 million of adjustments for non-cash changes in deferred taxes, deferred rent, amortization of deferred financing fees, depreciation and amortization of property and equipment, amortization of intangible assets, and stock-based compensation and (ii) a net increase in cash of $5 million due to changes in contract receivables, prepaid expenses, and billings in excess of revenue. The foregoing were offset by $6.2 million of payments for accounts payable and accrued expenses along with accrued payroll and payroll related liabilities.

For the quarter ended March 31, 2017 the Company had cash collections of $37 million, or 103% of revenue recognized in the quarter. For the quarter ended March 31, 2016, the Company had cash collections of $21.3 million, or 53% of revenue recognized in the quarter. The higher percentage of collections for the quarter ended March 31, 2017 was due to lagging receivables from 2016 which were collected during this period.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing three-month revenue. Days sales outstanding increased by 7 days from 64 days as of March 31, 2016, to 71 days as of March 31, 2017. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables as well as billings in excess of revenue recognized.

Cash (used in) provided by investing activities

For the quarter ended March 31, 2017 cash used in investing activities of $0.2 million is primarily purchases of property and equipment.

For the quarter ended March 31, 2016 cash provided by investing activities of $4 million is proceeds from the sale of the investments held in the Rabbi Trust for distribution to the plan participants.

STG Group, Inc.

Management’s Discussion and Analysis

Cash used in financing activities

For the quarter ended March 31, 2017 and 2016 cash used in financing activities is due to payments due on the Company’s long-term debt of $1 million and $0.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $0.1 million for each of the quarters ended March 31, 2017 and 2016.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0.1 million and $0 million for the quarters ended March 31, 2017 and 2016, respectively.

Cash Paid for Income Taxes

There were only immaterial cash paid for income taxes for the quarter ended March 31, 2017 and $0.6 million for the quarter ended March 31, 2016.

Off-Balance Sheet Arrangements

There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of March 31, 2017 and December 31, 2016, amounts due from this entity totaled $0.01 million. The Company recorded revenue of $0.01 million and $0.3 million, respectively, for the three months ended March 31, 2017 and 2016.

No amount was due to this entity as of March 31, 2017 and December 31, 2016 for work performed under subcontracts. The Company also recorded no direct costs for both of the three months ended March 31, 2017 and 2016, relating to such work performed.

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three months ended March 31, 2017 and 2016 totaled $0.2 million and 0.1 million, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the first quarter of 2017. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we, including our principal executive officer and our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 due to the material weakness in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of our Annual Report on Form 10-K for the year ended December, 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STG Group, Inc.

10Q – Part II

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December, 31, 2016, except as follows:

 If we are unable to complete our proposed acquisition of PSS Holdings, Inc., our expected financial results and the market value of our common stock could be adversely affected, and PSS may be entitled to retain our Advance Payment of $925,000.

On February 18, 2017, we entered into the Merger Agreement, amended on May 8, 2017, to acquire PSS for approximately $119.5 million in cash. Consummation of the merger is subject to customary conditions to closing. As a result of the extension of the Merger Agreement, the purchase price was increased to $119.8 million.

If any condition to the merger is not satisfied or waived, the merger may not be completed. In addition, the Company intends to fund the merger consideration through a combination of equity and debt financing. We do not presently have commitments for such financing. To the extent the merger is not completed for any reason with respect to our ability to obtain financing for the merger, PSS may be entitled to retain the Advance Payment of $925,000.

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

Any or all of the preceding could jeopardize our ability to consummate the merger on the negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management and will have incurred substantial costs for which we will be solely responsible. Under certain circumstances, including with respect to our ability to obtain financing for the merger, PSS may also be entitled to retain the Advance Payment of $925,000. As a result of the foregoing, our financial condition and results of operations and the market value of our stock may be adversely affected.

The agreements governing our indebtedness require us to comply with financial maintenance covenants. We were not in compliance with certain of these covenants as of March 31, 2017, which could result in the lenders declaring an event of default under the Credit Agreement, causing our indebtedness under the Credit Agreement to become immediately due and payable. In the event the Lender exercises its rights to accelerate the repayment of the loan, our inability to repay the debt obligation in that scenario would cause substantial doubt about the Company’s ability to continue as a going concern.

Under our Credit Agreement, the Company is required to meet certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement (the “Specified Financial Covenants”). As of September 30, 2016, December 31, 2016, and March 31, 2017, the Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio. The Company remained in compliance with the Credit Agreement as of September 30, 2016 by using a provision of the Credit Agreement that allowed us to cure (the “Cure Right”) certain covenant non-compliance by issuance of Common Stock for cash and use of proceeds to reduce the principal balance of the term loan. As a result, pursuant to the Credit Agreement, the financial covenants were recalculated giving effect to the pay down of the debt, and we remained in compliance under the Credit Agreement.

As of December 31, 2016, we again did not satisfy the covenants relating to our required consolidated senior secured leverage ratio and minimum consolidated EBITDA. On February 24, 2017, we entered into a Limited Forbearance to Credit Agreement (the “February Forbearance Agreement”) with MC Admin Co LLC and the other lenders under the Credit Agreement.

The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

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

As of March 31, 2017 the Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio, and the Lender has not granted a waiver or forbearance.

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

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

If the Lender does not grant forbearance or an amendment to or waiver of our covenant non-compliance as of March 31, 2017, the Budget Delivery Default, or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

We received a notice of default from our lenders related to certain information we are required to provide, and the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

On May 18, 2017, the Company received a notice of default (the “Default Notice”) from MC Admin Co LLC (“MC Admin”) that states the Company was in default under the Credit Agreement for failing to deliver an annual budget to the lenders on January 15, 2017 as required by the Credit Agreement (the “Budget Delivery Default”). The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit. The Lender has not granted a waiver or other relief from the Budget Delivery Default.

If our lenders do not agree that we have remedied the event of default, we may be required to seek additional forbearance, amendment or waiver under the Credit Agreement. As described above under the risk factor entitled “The agreements governing our indebtedness require us to comply with financial maintenance covenants. We were not in compliance with certain of these covenants as of March 31, 2017, which could result in the lenders declaring an event of default under the Credit Agreement, causing our indebtedness under the Credit Agreement to become immediately due and payable. In the event the Lender exercises its rights to accelerate the repayment of the loan, our inability to repay the debt obligation in that scenario would cause substantial doubt about the Company’s ability to continue as a going concern.,” this could have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As further described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Covenant Compliance,” on May 18, 2017, the Company received the Default Notice from MC Admin that states the Company was in default under the Credit Agreement for failing to deliver an annual budget to the lenders on January 15, 2017 as required by the Credit Agreement (the “Budget Delivery Default”). The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit. The Lender has not granted a waiver or other relief from the Budget Delivery Default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As further described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Covenant Compliance,” on May 18, 2017, the Company received the Default Notice from MC Admin that states the Company was in default under the Credit Agreement for failing to deliver an annual budget to the lenders on January 15, 2017 as required by the Credit Agreement (the “Budget Delivery Default”). The Company believes this notice is incorrect, as the Company previously provided the required information to the lenders on February 7, 2017. The Default Notice stated that MC Admin was not taking action to enforce the lenders’ rights under the Credit Agreement at this time, although it also provided that, as a result of the default, the lenders had no obligations under the Credit Agreement to provide any additional loans or letters of credit. The Lender has not granted a waiver or other relief from the Budget Delivery Default.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
2.1	Agreement and Plan of Merger, dated as of February 18, 2017, by and among the Company, Ripcord Acquisition Corp., PSS Holdings, Inc., PSS PE I, L.P., PSS Co-Investors, L.P., WWC Capital Fund II, L.P., Spring Capital Partners II, L.P., Scott Goss and Peter M. Schulte*				X
2.2	Amendment and Waiver to Agreement and Plan of Merger, dated as of May 8, 2017, by and among the Company, Ripcord Acquisition Corp., PSS Holdings, Inc., PSS PE I, L.P., PSS Co-Investors, L.P., WWC Capital Fund II, L.P., Spring Capital Partners II, L.P., Scott Goss and Peter M. Schulte*				X
10.1	Limited Forbearance to Credit Agreement, dated as of February 24, 2017, by and among the Company, STG, Inc., Access Systems, Incorporated, STG Group Holdings, Inc., MC Admin Co LLC, and the requisite lenders party thereto	10-K	10.41	4/17/2017
10.2	Separation Agreement, dated as of March 20, 2017, by and among the Company and Dale R. Davis				X
10.3	Limited Waiver to Credit Agreement, dated as of March 31, 2017, by and among the Company, Access Systems, Incorporated, STG Group Holdings, Inc., MC Admin Co LLC, and the lenders party thereto				X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

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

Date: May 22, 2017

/s/Phillip E. Lacombe
Name: Phillip E. Lacombe
Title: President (principal executive officer)

/s/ Charles L. Cosgrove
Name: Charles L. Cosgrove
Title: Chief Financial Officer (principal financial officer)

STG Group, Inc.

10Q – Part II

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
2.1	Agreement and Plan of Merger, dated as of February 18, 2017, by and among the Company, Ripcord Acquisition Corp., PSS Holdings, Inc., PSS PE I, L.P., PSS Co-Investors, L.P., WWC Capital Fund II, L.P., Spring Capital Partners II, L.P., Scott Goss and Peter M. Schulte*				X
2.2	Amendment and Waiver to Agreement and Plan of Merger, dated as of May 8, 2017, by and among the Company, Ripcord Acquisition Corp., PSS Holdings, Inc., PSS PE I, L.P., PSS Co-Investors, L.P., WWC Capital Fund II, L.P., Spring Capital Partners II, L.P., Scott Goss and Peter M. Schulte*				X
10.1	Limited Forbearance to Credit Agreement, dated as of February 24, 2017, by and among the Company, STG, Inc., Access Systems, Incorporated, STG Group Holdings, Inc., MC Admin Co LLC, and the requisite lenders party thereto	10-K	10.41	4/17/2017
10.2	Separation Agreement, dated as of March 20, 2017, by and among the Company and Dale R. Davis				X
10.3	Limited Waiver to Credit Agreement, dated as of March 31, 2017, by and among the Company, Access Systems, Incorporated, STG Group Holdings, Inc., MC Admin Co LLC, and the lenders party thereto				X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)        filed herewith electronically.

* All schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.