Form 10-Q
period 2017-06-30
STG Group, Inc.
filed 2017-08-14
CIK 1583513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 6, 2017, there were 16,625,849 shares outstanding of the registrant’s common stock.

STG Group, Inc.

Condensed Consolidated Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

(In Thousands, Except Share and Per Share Amounts)

	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,418	$7,841
Contract receivables, net	29,180	28,784
Investments held in Rabbi Trust	447	332
Prepaid expenses and other current assets	2,302	2,294
Total current assets	33,347	39,251

Property and equipment, net	1,057	1,157
Goodwill	51,176	72,313
Intangible assets, net	28,716	31,984
Other assets	423	423

Total assets	$114,719	$145,128

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt, net of discount	$70,831	$4,496
Accounts payable and accrued expenses	14,325	11,683
Accrued payroll and related liabilities	6,440	6,391
Billings in excess of revenue recognized	679	688
Deferred compensation plan	447	332
Deferred rent	100	228
Total current liabilities	92,822	23,818

Long-term debt, net of current portion and discount	-	67,694
Deferred income taxes	1,018	6,354
Deferred rent	742	743
Total liabilities	94,582	98,609

Commitments and Contingencies

Stockholders’ Equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 16,625,849 and 16,603,449 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	103,473	102,920
Accumulated deficit	(83,338)	(56,403)
Total stockholders’ equity	20,137	46,519

Total liabilities and stockholdersʼ equity	$114,719	$145,128

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2017 and 2016

(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Contract revenue	$33,757	$40,918	$69,535	$81,524
Direct expenses	22,966	27,675	46,681	55,136

Gross profit	10,791	13,243	22,854	26,388

Indirect and selling expenses	14,225	13,254	29,138	25,957
Impairment of goodwill	21,137	-	21,137	-

Operating (loss) income	(24,571)	(11)	(27,421)	431

Other income (expense)
Other income (expense) , net	16	5	34	(393)
Interest expense	(2,445)	(2,150)	(4,870)	(4,312)
	(2,429)	(2,145)	(4,836)	(4,705)

Loss before income taxes	(27,000)	(2,156)	(32,257)	(4,274)

Income tax benefit	(3,440)	(839)	(5,322)	(1,488)
Net loss	$(23,560)	$(1,317)	$(26,935)	$(2,786)

Net loss per share available to common stockholders
Basic and diluted	$(1.42)	$(0.08)	$(1.62)	$(0.17)

Weighted average number of common shares outstanding
Basic and diluted	16,605,463	16,107,933	16,604,456	16,107,504

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(In Thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows From Operating Activities
Net loss	$(26,935)	$(2,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(5,336)	(1,528)
Bad debt recoveries	18	(191)
Deferred rent	(129)	117
Amortization of deferred financing costs	685	709
Depreciation and amortization of property and equipment	239	278
Amortization of intangible assets	3,268	3,502
Stock-based compensation	553	266
Impairment of goodwill	21,137	-
Changes in assets and liabilities:
(Increase) decrease in:
Contract receivables	(414)	5,008
Prepaid expenses and other current assets	(8)	(1,220)
Other assets	-	9
Increase (decrease) in:
Accounts payable and accrued expenses	2,642	(2,369)
Accrued payroll and related liabilities	49	(967)
Deferred compensation plan	83	(3,924)
Billings in excess of revenue recognized	(9)	(92)
Net cash used in operating activities	(4,157)	(3,188)

Cash Flows From Investing Activities
Proceeds from sales of investments held in Rabbi Trust	-	3,924
Purchase of investments held in Rabbi Trust	(83)	-
Purchases of property and equipment	(139)	(7)
Net cash (used in) provided by investing activities	(222)	3,917

Cash Flows From Financing Activities
Payments on long-term debt	(2,044)	(1,022)
Net cash used in financing activities	(2,044)	(1,022)

Net decrease in cash and cash equivalents	(6,423)	(293)

Cash and Cash Equivalents
Beginning	7,841	8,503

Ending	$1,418	$8,210

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,185	$3,603

Cash paid for income taxes	$18	$597

Supplemental Disclosures of Non-Cash Investing Activities
Change in investments held in Rabbi Trust	$(32)	$(398)

Change in deferred compensation plan	$32	$398

See accompanying notes to the condensed consolidated financial statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: STG Group, Inc. (formerly, Global Defense & National Security Systems, Inc. or GDEF) and its subsidiaries (collectively, the Company) was originally incorporated in Delaware on July 3, 2013 as a blank check company, with Global Defense & National Security Holdings LLC (“Global Defense LLC” or the “Sponsor”) as Sponsor, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business combination. On November 23, 2015, the Company consummated its business combination with STG Group Holdings, Inc. (formerly, STG Group, Inc. or “STG Group”) pursuant to the stock purchase agreement, dated as of June 8, 2015, which provided for the purchase of all the capital stock of STG Group by the Company (the “Business Combination”). In connection with the closing of the Business Combination, the Company ceased to be a shell company in accordance with its Amended and Restated Certificate of Incorporation. The Company also changed its name from Global Defense & National Security Systems, Inc. to STG Group, Inc. The Company’s common stock trades over-the-counter on the OTCQB exchange, under the symbol “STGG”.

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

In the opinion of management, all adjustments considered necessary for a fair statement of financial results have been made. Such adjustments consist of only those of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 and 2016, are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company was not in compliance with its financial covenants related to the consolidated EBITDA and the senior secured leverage ratio under the Credit Agreement among the Company, MC Admin Co LLC (the “Lender”) and the other lenders party thereto (the “Credit Agreement”) at September 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017, and was also not in compliance with its financial covenant related to the fixed charge coverage ratio under the Credit Agreement (collectively with the consolidated EBITDA and senior secured leverage ratio covenants, the “Specified Financial Covenants”) at June 30, 2017. At September 30, 2016, the non-compliance was cured by raising equity from stockholders (“Equity Cure”) as was allowed by the Credit Agreement. At December 31, 2016 the Company received a forbearance which expired on March 31, 2017. The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s non-compliance with the covenants related to the consolidated EBITDA, and the senior secured leverage ratio as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date the Company delivers the financial statements and certificates for the quarter ending March 31, 2017 showing that they are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

•	The Company must obtain lender consent prior to use of its revolving credit facility; and

•	The Company could not effect a Cure Right with respect to the quarter ending March 31, 2017.

The Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio for quarter ended March 31, 2017 and was not in compliance with the Specified Financial Covenants for the quarter ended June 30, 2017. The Lender has not granted a waiver for the covenant violations as of March 31, 2017 and June 30, 2017. Without a waiver or other relief under the Credit Agreement, one of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

If the business continues to perform at the current level through the next quarter, the Company does not expect to satisfy the Specified Financial Covenants at that time, and it is likely that the Company will be in non-compliance at September 30, 2017. The Company’s inability to meet the required covenant levels could have a material adverse impact to the Company, including the need for the Company to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of debt from a long-term liability to a current liability as of March 31, 2017 and June 30, 2017.

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

Management’s Plan to alleviate this condition is as follows:

1.	Identify, qualify, and win new business to increase revenue and profits,

2	Raise additional equity which would be used to reduce the loan, or

3.	Renegotiate the current Credit Agreement to obtain relief from the existing financial covenants and other terms.

As discussed in our Form 10-Q for the quarter ended March 31, 2017, based on the facts that existed as of December 31, 2016, management determined that it was probable that the condition giving rise to the going concern evaluation had been sufficiently alleviated as of December 31, 2016. However, the Lender has not currently granted a waiver or other relief for the Budget Delivery Default or the financial covenant violations as of March 31, 2017 or June 30, 2017. Consequently, management has changed our assessment regarding the potential acceleration of the loan repayment made as of December 31, 2016. As the Lender has not currently granted a waiver or other form of relief for the financial covenant violations as of March 31, 2017 or June 30, 2017, and as disclosed above, sent us a default letter on May 18, 2017, there exists substantial doubt about our ability to continue as a going concern, in the event the Lender exercises its rights to accelerate the repayment of the loan.

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

Multiple agencies of the federal government directly or indirectly provided the majority of the Company’s contract revenue during the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, there were two customers that each provided revenue in excess of 10% of total revenue. These customers accounted for approximately 82% and 80% respectively, of the Company’s total revenue for the six months ended June 30, 2017 and 2016, respectively. The same customers accounted for approximately 83% and 80% of the Company’s total revenue for the three months ended June 30, 2017 and 2016, respectively.

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

There was one vendor that comprised approximately 11% of total direct expenses for the three and six months ended June 30, 2017 and approximately 11% and 12% of total direct expenses for the three and six months ended June 30, 2016, respectively.

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

During the three months ended June 30, 2017, the Company performed an interim impairment test of its intangible assets and concluded that no impairment existed. During the three and six months ended June 30, 2016 there were no adverse changes in long-lived assets which caused a need for an impairment analysis.

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

Goodwill: The Company records the excess of the purchase price of an acquired company over the fair value of the identifiable net assets acquired as goodwill. In accordance with authoritative guidance issued by the FASB, entities can elect to use a qualitative approach to test goodwill for impairment. Under this approach, the Company performs a qualitative assessment (Step Zero) to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying value. Prior to the adoption of ASU 2017-04, if the fair value of the reporting unit was less than the carrying value of the reporting unit, the Company was required to perform a goodwill impairment test using a two-step approach, which was performed at the reporting unit level. In the second step, the implied value of the goodwill was estimated at the fair value of the reporting unit, less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeded the implied fair value of the goodwill, an impairment charge was recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill. If the fair value of the reporting unit was not less than the carrying value of the reporting unit, the two-step goodwill test was not required.

During the second quarter of 2017, the Company early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. In accordance with the guidance in ASU 2017-04, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. The fair value of a reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur and determination of the weighted-average cost of capital. This discounted cash flow analysis is corroborated by a top-down analysis, including a market assessment of enterprise value.

The Company has elected to perform its annual analysis on December 31 each year at the reporting unit level and, as of the Closing Date of the Business Combination, the Company determined that there was one reporting unit. During the six months ended June 30, 2017, the Company was unable to achieve its targeted revenue and profit forecasts; therefore, the Company recorded an impairment charge on goodwill of $21.1 million. If the Company is unable to achieve revenue growth and increased profitability, future impairment tests may result in an additional goodwill impairment charge, which could be material.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Income taxes: The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (ASC 740). At the end of each interim period, the Company estimates an annualized effective tax rate expected for the full year based on the most recent forecast of pre-tax income, permanent book and tax differences, and tax planning strategies. The Company uses this effective rate to provide for income taxes on a year-to-date basis, excluding the effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their related tax effects. The Company records the tax effect of significant, unusual, discrete or extraordinary items, and items that are reported net of their tax effects in the period in which they occur.

In accordance with authoritative guidance on accounting for uncertainty in income taxes issued by the FASB, management has evaluated the Company’s tax positions and has concluded that the Company has taken no uncertain tax positions that require adjustment to the quarterly condensed consolidated financial statements to comply with the provisions of this guidance.

Interest and penalties related to tax matters are recognized in expense. There was no accrued interest or penalties recorded during the six months ended June 30, 2017 and 2016.

Fair value of financial instruments The carrying value of the Company’s cash and cash equivalents, contract receivables, line-of-credit, accounts payable and other short-term liabilities are believed to approximate fair value as of June 30, 2017 and December 31, 2016, respectively, because of the relatively short duration of these instruments. The Company also assessed long-term debt and determined that such amounts approximated fair value primarily since its terms and interest approximate current market terms for a comparable market participant and was negotiated with an unrelated third party lender. The Company considers the inputs related to these estimates to be Level 2 fair value measurements.

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

Level 1:	Inputs that are based upon quoted prices for identical instruments traded in active markets.

Level 2:	Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar investments in markets that are not active, or models based on valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the investment.

Level 3:	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques. As of June 30, 2017 and December 31, 2016, the Company has no financial assets or liabilities that are categorized as Level 3.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

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

Debt issuance costs: The Company applies the provisions of Accounting Standards Update (ASU) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Therefore, financing costs incurred for fees paid to lenders and other parties in connection with debt issuances are recorded as a deduction against the related debt agreement and amortized by the effective interest method over the terms of the related financing arrangements. In connection with the term loan described further in Note 6, the Company recorded amortization of $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively, which is included in interest expense.

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

Net loss per share: Basic net loss per share available to common stockholders of the Company is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Common shares issuable upon exercise of the stock options and future vesting of the restricted stock awards (see Note 11) have not been included in the computation because their inclusion would have had an antidilutive effect for all periods presented.

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

New Accounting Pronouncements Adopted

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 provides guidance to simplify the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. Under the updates in ASU 2017-04, an entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company has early adopted this ASU during the second quarter of 2017.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a comprehensive revenue recognition standard for virtually all industries under GAAP, including those that previously followed industry-specific guidance. Under the guidance, all entities should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, various updates have been issued during 2015 and 2016 to clarify the guidance in Topic 606. The guidance is effective for the Company in the first quarter of 2018 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently in the process of evaluating the impact of the adoption of this ASU on our consolidated financial statements and our method of adoption.  The adoption is expected to impact our revenue recognition and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard impacts both lessors and lessees. The most significant change for lessees is that the requirement to recognize right-to-use assets and lease liabilities for all leases not considered short term. The guidance is effective for fiscal years beginning after December 15, 2018, and will be applied on a modified retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 will be effective for the Company beginning in the first quarter of fiscal year 2020, and early adoption is permitted but not earlier than fiscal year 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update clarify the guidance regarding the classification of operating, investing, and financing activities for certain types of cash receipts and payments. The amendments in this update are effective for the annual periods, and the interim periods within those years, beginning after December 15, 2017, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is evaluating the impact of adoption, if any, to the condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which amends the guidance of FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company has not yet evaluated the impact, if any, that the adoption of ASU 2017-09 will have on the condensed consolidated financial statements.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 2.	Contract Receivables and Billings in Excess of Revenue Recognized

At June 30, 2017 and December 31, 2016, contract receivables consist of the following (in thousands):

	June 30, 2017	December 31, 2016

Billed accounts receivable	$16,489	$21,588
Unbilled accounts receivable	12,775	7,262
	29,264	28,850
Less: allowance for doubtful accounts	(84)	(66)
	$29,180	$28,784

Billings in excess of revenue recognized as of June 30, 2017 and December 31, 2016, are comprised primarily of billings from firm fixed-price contacts, where revenue is recognized in accordance with the proportional performance method.

Note 3.	Property and Equipment

At June 30, 2017 and December 31, 2016, property and equipment consists of the following (in thousands):

	Estimated Life	June 30, 2017	December 31, 2016

Leasehold improvements	Life of lease	$1,324	$1,324
Computer hardware and software	1 - 3 years	464	329
Office furniture and equipment	1 - 7 years	114	110
		1,902	1,763
Less: accumulated depreciation and amortization		(845)	(606)
		$1,057	$1,157

Depreciation and amortization expense on property and equipment totaled $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2017 and $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 4.	Intangible Assets

Identifiable intangible assets as of June 30, 2017, consist of the following (in thousands):

	June 30, 2017
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$8,672	$17,708
Trade name	15 years	13,460	2,452	11,008
		$39,840	$11,124	$28,716

Identifiable intangible assets as of December 31, 2016, consist of the following (in thousands):

	December 31, 2016
	Estimated		Accumulated
	Life	Cost	Amortization	Net

Customer relationships	8 years	$26,380	$6,136	$20,244
Trade name	15 years	13,460	1,720	11,740
		$39,840	$7,856	$31,984

Amortization expense amounted to $1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2017 and $1.8 million and $3.5 million, respectively, for the three and six months ended June 30, 2016. During the three months ended June 30, 2017, the Company performed an interim impairment test of its intangible assets and concluded that no impairment existed. During the three and six months ended June 30, 2016, there were no adverse changes in long-lived assets, which caused a need for an impairment analysis.

Changes in the carrying amount of goodwill are as follows (in thousands):

Balance

Gross carrying amount at December 31, 2016	$113,589
Accumulated impairment charges at December 31, 2016	(41,276)
Net carrying value of goodwill at December 31, 2016	$72,313
Impairment charge for the quarter ended June 30, 2017	(21,137)
Net carrying value of goodwill at June 30, 2017	$51,176

During the three months ended June 30, 2017, the Company recorded an impairment charge of $21.1 million. The Company determined that a triggering event had occurred since the Company was unable to achieve its targeted revenue and profit forecasts during the six months ended June 30, 2017; therefore, the Company’s third party valuation firm performed an interim goodwill impairment test under the provisions of ASU 2017-04 and determined that the estimated fair value of the Company’s sole reporting unit was lower than the carrying value. The decline in the estimated fair value of the Company was primarily due to significantly lower revenue in 2017 than planned due to losing certain contract proposals and delays in the timing of other anticipated contract awards causing management to revise its 2017 forecast. Projected growth rates in future years remain comparable to the prior planned growth, however, projected future revenue and related profits are less than the previous plan due to significantly lower than expected revenue forecasted for 2017.

Upon completion of the interim goodwill impairment test, the Company recorded a noncash goodwill impairment charge of $21.1 million, or 29% of the total goodwill asset. Additional sensitivity testing was completed using assumptions of only achieving 95% and 90% of the revised 2017 forecasted plan with other major assumptions including growth rates, profit margins, and discount factors remaining the same. The result of this analysis was an estimated additional goodwill impairment of between $0.7 million and $6.7 million and $4.7 million and $10.4 million, respectively. The Company also has some ability to control indirect costs during the remainder of 2017 that could mitigate any additional shortfalls in our revised 2017 revenue and profit estimates.

The goodwill impairment charges are recorded as goodwill impairment in the consolidated statements of operations. A change in any of our assumptions, including key assumptions regarding revenue growth rate, adjusted EBITDA margins and weighted average cost of capital, individually or in the aggregate, or future financial performance that is below management expectations, may result in the carrying value of this reporting unit exceeding its fair value, and could result in additional impairment to goodwill and/or amortizable intangible assets in future periods.

The primary method used to measure the impairment charge was the income method. The significant unobservable inputs used were based on company-specific information and included estimates of revenue, profit margins and discount rates. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment charge is recognized in the amount equal to that excess, not to exceed the carrying amount of the goodwill.

Additionally, the Company performed an impairment test on its long-lived intangible assets. The first step of the impairment test is to compare the undiscounted cash flows of the asset group to the carrying amount. If the results of the test determine that the undiscounted cash flows of the asset group are less than the carrying amount, then an impairment exists and further testing is required. An impairment charge was not required as of June 30, 2017 using this test.

During the three months ended June 30, 2016, the Company did not identify any triggering events related to our goodwill and therefore was not required to test goodwill for impairment.

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

The mark to market adjustments are recorded in other income (expense), net, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 which resulted in investment income of $0.01 million and $0.03 million, respectively, and for the three and six months ended June 30, 2016, for a nominal gain and net investment loss of ($0.4) million.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 6.	Debt

The Company’s debt as of June 30, 2017 and December 31, 2016 consists of the following:

	June 30, 2017	December 31, 2016

Term loan	$74.975	$77,018
Less: debt discount on term loan	(4,144)	(4,828)
Less: current portion	(70,831)	(4,496)
	$-	$67,694

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

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of June 30, 2017 and December 31, 2016 was approximately 9.0% and 10.3%, respectively. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR as published each business day in The Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

The Company then entered into a Limited Waiver (Waiver) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date the Company delivers the financial statements and certificates for the quarter ending March 31, 2017 showing that they are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	The Company must obtain lender consent prior to use of its revolving credit facility; and

•	The Company could not effect a Cure Right with respect to the quarter ending March 31, 2017.

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

As of June 30, 2017 the Company was not in compliance with the Specified Financial Covenants.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 6.	Debt (Continued)

The Lender has not granted a waiver or forbearance for the Budget Delivery Default or the covenant violations as of March 31, 2017 and June 30, 2017. One of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

The Lender’s not having granted a waiver or other relief and the potential acceleration of the debt by the Lender resulted in the reclassification of the debt from a long-term liability to a current liability as of March 31, 2017 and June 30, 2017.

If the business continues to perform at the current level through the next quarter, the Company does not expect to satisfy the Specified Financial Covenants at that time, and it is likely that the Company will be in non-compliance at September 30, 2017. The Company’s inability to meet the required covenant levels could have a material adverse impact to the Company, including the need for the Company to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to the Company, and may require the payment of a fee for such forbearance, amendment or waiver. If the Company is unable to renegotiate the financial covenants either through a new credit agreement or through an amendment of the existing financial covenants under the current Credit Agreement, we may not be able to obtain a forbearance, waiver or effect a cure, on acceptable terms.

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

If the Lender does not grant forbearance or a waiver of the covenant non-compliance as of March 31, 2017 and June 30, 2017, the Budget Delivery Default, or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

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

The Company maintains a deferred compensation plan (the Deferred Compensation Plan) in the form of a Rabbi Trust, covering key managerial employees of the Company as determined by the Board of Directors. The Deferred Compensation Plan gives certain senior employees the ability to defer all, or a portion, of their salaries and bonuses on a pre-tax basis and invest the funds in marketable securities that can be bought and sold at the employee’s discretion. The future compensation is payable upon either termination of employment or change of control. The liabilities are classified within current liabilities as of June 30, 2017 and December 31, 2016 on the condensed consolidated balance sheets. The assets held in the Rabbi Trust are comprised of mutual funds and are carried at fair value based on the quoted market prices. As of June 30, 2017 and December 31, 2016, the amount payable under the Deferred Compensation Plan was equal to the value of the assets owned by the Company. These assets total $0.4 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively, and are included as part of current assets in the accompanying condensed consolidated balance sheets. Additionally, the Company may make discretionary matching contributions to the Deferred Compensation Plan, which vest ratably over three years. The Company recorded contributions to the Deferred Compensation Plan of $0.04 million and $0.08 million, respectively, for the three and six months ended June 30, 2017. The Company recorded no contributions to the Deferred Compensation Plan for the three and six months ended June 30, 2016. The assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. The participants in the Deferred Compensation Plan were paid a distribution of their earnings to date through the consummation of the Business Combination. This distribution totaled $4.1 million and was paid on January 25, 2016.

Note 9.	Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of June 30, 2017 there were no amounts due from this entity and at December 31, 2016, amounts due from this entity totaled $0.01 million. The Company recorded no revenue for the three months ended June 30, 2017 and $0.01 million of revenue for the six months ended June 30, 2017. The Company recorded revenue of $0.03 million and $0.04 million, respectively, for the three and six months ended June 30, 2016.

No amount was due to this entity as of June 30, 2017 and December 31, 2016 for amounts relating to work performed under subcontracts. The Company recorded no direct costs for the three and six months ended June 30, 2017 and 2016 for work performed.

On November 23, 2015, Global Strategies Group (North America) Inc. and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the three and six months ended June 30, 2017 totaled $0.1 million and $0.3 million, respectively, and totaled $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2016.

Note 10.	Stockholders’ Equity

On November 23, 2015, the Company’s amended and restated certificate of incorporation authorized 110,000,000 shares of capital stock, consisting of (i) 100,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

At June 30, 2017 and December 31, 2016, the Company had authorized for issuance 100,000,000 shares of $0.0001 par value common stock, of which 16,625,849 and 16,603,449 shares were issued and outstanding, respectively, including 33,600 shares subject to the vesting of restricted stock awards as of December 31, 2016, and had authorized for issuance 10,000,000 shares of $0.0001 par value preferred stock, of which no shares were issued and outstanding as of June 30, 2017 and December 31, 2016.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stock Based Compensation

In connection with the approval of the Business Combination, the 2015 Omnibus Incentive Plan (the Plan) was approved by stockholders to provide incentives to key employees, directors, and consultants of the Company and its subsidiaries. Awards under the Plan are generally not restricted for any specific form or structure and could include, without limitation, stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, cash-based awards, or other right or benefit under the Plan. The Plan allowed for the lesser of: (i) 1.6 million shares of common stock; or (ii) 8% of the outstanding common shares immediately following the consummation of the Business Combination as reserved and authorized for issuance under the Plan. At June 30, 2017 and December 31, 2016, there were 0.6 million and 0.9 million shares, respectively, of common stock authorized and available for issuance under the Plan.

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

During the six months ended June 30, 2017 and 2016, the fair value of each option was estimated on the date of grant using the Black-Scholes model that uses the following weighted average assumptions:

	2017	2016
Expected dividend yield	0%	0%
Risk-free interest rate	1.9%	1.7%
Expected option term	6 years	6 years
Volatility	85.3%	88.2%
Weighted-average fair value	1.44	3.24

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 11.	Stock Based Compensation (Continued)

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

The total compensation expense related to stock option awards under the Plan was $0.1 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and was $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively. The income tax benefit related to share-based compensation expense was approximately $0.04 million and $0.2 million for the three and six months ended June 30, 2017, respectively, and $0.08 million and $0.1 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, $0.8 million of total unrecognized compensation expense related to the share-based compensation Plan is expected to be recognized over a weighted-average period of 2.6 years. The total unrecognized share-based compensation expense to be recognized in future periods as of June 30, 2017 does not consider the effect of share-based awards that may be issued in future periods.

Stock option awards as of June 30, 2017, and changes during the six months ended June 30, 2017 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, beginning of period	679,308	$4.28
Granted	460,808	5.00
Exercised	-	-
Forfeited	(237,650)	5.00
Outstanding, end of period	902,466	4.46	9.26	$-

Exercisable, end of period	411,946	$4.43	9.13	$-

There was no aggregate intrinsic value for the options outstanding and exercisable at June 30, 2017, because the exercise price exceeds the underlying share price.

Restricted Stock Awards

In June 2016, the Company granted restricted stock awards under the Plan to members of the Board of Directors. The awards vest at 20% on the date of the award and in two 40% increments during the remaining annual period.

The total compensation expense related to restricted stock awards granted under the Plan was $0.02 million and $0.05 million, respectively, for the three and six months ended June 30, 2017 and was $0.02 million for both the three and six months ended June 30, 2016. The income tax benefit related to the restricted stock awards was approximately $0.01 million and $0.02 million, respectively, for the three and six months ended June 30, 2017 and was $0.01 million for both the three and six months ended June 30, 2016. As of June 30, 2017, there was no unrecognized compensation expense related to the restricted stock awards under the Plan.

There were no outstanding non-vested restricted awards as of June 30, 2017, and there were 22,400 shares of restricted stock that vested during the three months ended June 30, 2017. Outstanding (non-vested) restricted awards as of June 30, 2016 totaled 44,800, and 11,200 shares of restricted stock vested during the six months ended June 30, 2016. The weighted-average grant date fair value of vested and non-vested awards was $1.99 per share.

STG Group, Inc.

Notes to the Consolidated Financial Statements
(In thousands, except share and per share amounts)(Unaudited)

Note 12.	Income Taxes

The effective income tax rate was 12.7% and 16.5%, respectively, for the three and six months ended June 30, 2017 and was 38.9% and 34.8%, respectively, for the three and six months ended June 30, 2016. The Company’s effective tax rate for the three and six months ended June 30, 2017 and 2016, differs from the statutory federal rate as a result of state benefits, net of federal provision, permanent differences primarily due to goodwill impairment and changes in estimates made in the deferred taxes recorded as part of the Business Combination, which were not accounted for as measurement period adjustments.

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

Termination of the Merger Agreement by PSS

On July 1, 2017, the Agreement and Plan of Merger, dated as of February 18, 2017, and amended on May 8, 2017, among STG Group, Inc. (the “Company”), PSS Holdings, Inc. (“PSS”) and the other parties thereto was terminated by PSS following the expiration of the date for closing the transaction in accordance with the terms of the agreement. In connection with the termination, and pursuant to the terms of the agreement, PSS retained the $925,000 advance payment paid to PSS by the Company on May 8, 2017.

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

STG Group, Inc.

Management’s Discussion and Analysis

The Predecessor was founded in 1986 as the Software Technology Group. Over that time, we have built strong, trusted and enduring relationships with a wide range of Federal Government customers, supporting their mission-critical operations across a very broad contract base. We have achieved a period of continuous performance of more than a decade. Our single largest contract represented 23% and 20% of total revenues for the 3 months ending June 30, 2017 and 2016, respectively. Similarly, the top 5 contracts represented 69% and 57% of total revenues for the 3 months ending June 30, 2017 and 2016, respectively.

We are currently contracted with approximately 50 U.S. Federal Government organizations, and we derive the majority of our revenue from contracts with U.S. Government agencies with a national security mission. As of June 30, 2017, we derived approximately 42% of our revenue from the Department of Defense; approximately 40% from the Department of State; approximately 18% from other Federal Civilian agencies, with most of that revenue coming from the Department of Homeland Security; and approximately 2% coming from the Intelligence Community.

Recent Developments

Termination of the Merger Agreement by PSS

On July 1, 2017, the Agreement and Plan of Merger, dated as of February 18, 2017, and amended on May 8, 2017, among STG Group, Inc. (the “Company”), PSS Holdings, Inc. (“PSS”) and the other parties thereto was terminated by PSS following the expiration of the date for closing the transaction in accordance with the terms of the agreement. In connection with the termination, and pursuant to the terms of the agreement, PSS retained the $925,000 advance payment paid to PSS by the Company on May 8, 2017.

Results of Operations (Unaudited)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Selected Financial Information

The table below summarizes the Company’s second quarter of 2017 and 2016 revenues and income from operations.

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2017	(Decrease)/Increase		2016
(in millions, except percentages)		$	%
Contract revenue	$33.8	$(7.1)	(17)%	$40.9
Direct expenses	23.0	(4.7)	(17)%	27.7
Gross profit	10.8	(2.4)	(18)%	13.2
Indirect and selling expenses	14.2	1.0	8%	13.2
Impairment of goodwill	21.1	21.1	*	0.0
Operating loss	(24.5)	(24.5)	*	0.0
Other (expense) income, net	0.0	0.0	*	0.0
Interest expense	2.5	0.4	19%	2.1
Loss before income taxes	(27.0)	(24.9)	(1,186)%	(2.1)
Income tax benefit	3.4	2.6	325%	0.8
Net loss	$(23.6)	$(22.3)	(1,715)%	$(1.3)

STG Group, Inc.

Management’s Discussion and Analysis

Contract Revenue

Revenue for the second quarter of 2017 decreased by $7.1 million, or 17% compared to the same period in 2016. The decrease in revenue is due to the expiration of contracts with the Army, the Department of Defense, the Department of Homeland Security, the Department of Housing and Urban Development (“HUD”) and a subcontract to perform work with the National Oceanic and Atmospheric Administration (“NOAA”).

The table below summarizes the Company’s revenue by customer for the second quarter of 2017 and 2016.

	Three months ended June 30,

Revenue by customer	2017		2016
	(in thousands, except percentages)
Department of Defense	$14,481	43%	$17,991	44%
Department of State	13,353	40%	14,665	36%
Department of Homeland Security	2,394	7%	2,482	6%
Intelligence Community	987	3%	923	2%
Other Federal Civilian	2,542	7%	4,857	12%
	$33,757		$40,918

The Department of Defense continues to be our largest customer with 43% and 44% of the revenue generated from this customer during the second quarter of both financial year 2017 and 2016, respectively. Revenue by customer decreased across all but the Intelligence Community customers in 2017 compared to the same period in 2016.

Time-and-materials contract revenue increased by $2.0 million in the second quarter of 2017 versus the second quarter of 2016. The increase in time and materials contracts was driven by consolidation and conversion of several fixed price and cost plus fixed fee contracts to time and materials contract type. Fixed price contract revenue decreased by $2.9 million primarily due to the conversions just mentioned and the completion of subcontract work with NOAA. The $6.2 million reduction in Cost Plus Fixed Fee revenues was due to the expiration of contracts with the Army and HUD and contract consolidations and conversions.

The table below summarizes the second quarter of 2017 and second quarter of 2016 revenue by contract billing type.

	Three months ended June 30,

Revenue by Contract Type	2017		2016
	(in thousands, except percentages)
T&M	$16,022	48%	$14,026	34%
Fixed price	7,927	23%	10,855	27%
CPFF	9,808	29%	16,037	39%
	$33,757		$40,918

Prime contract revenue decreased by $6.0 million in the second quarter of 2017 compared to second quarter of 2016. The decrease was attributable to the expiration and lower tasking on Army, HUD and Department of State contracts. The decrease in Subcontract revenue by $1.1 million is largely due to the expiration of subcontract work performed at NOAA. The Company continues to look to increase its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise, and by managing the efforts of other contractors.

The table below summarizes the Company’s second quarter of 2017 and 2016 revenue by prime and subcontract type.

	Three months ended June 30,

Revenue - Prime and Subcontract	2017		2016
	(in thousands, except percentages)
Prime	$29,724	88%	$35,742	87%
Subcontract	4,033	12%	5,176	13%
	$33,757		$40,918

STG Group, Inc.

Management’s Discussion and Analysis

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the quarter ended June 30, 2017, direct expenses decreased by 17%, or $4.7 million over the same period a year ago. This decrease in direct expenses is mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of contracts with the Army, Department of Defense, Department of Homeland Security, HUD and a subcontract to perform work at NOAA.

Gross profit for the three months ended June 30, 2017 was lower by $2.4 million, or 18% compared to the three months ended June 30, 2016. This decrease in gross profit is due to the decrease in revenue. Gross profit margins for the second quarter of 2017 and 2016 were 32%.

Indirect and Selling Expenses

Indirect and selling expenses increased $1.0 million or 8% for the three months ended June 30, 2017 compared to the same period a year ago. The net increase in the indirect and selling expenses were due primarily to a $0.9 million, or 13%, net decrease in fringe benefits and overhead related expenses for the three months ended June 30, 2017 compared to the three months ending June 30, 2016. The decreases in fringe benefit expenses were due to a reduction in the Company’s total labor costs in the second quarter 2017 when compared to the second quarter 2016. The net decrease in overhead expense is due to lower severance benefits in the second quarter 2017 when compared to the second quarter 2016. General and administrative expenses increased by $0.5 million, or 9%, for the three months ended June 30, 2017 when compared to the same period ending June 30, 2016 primarily due to increases in legal expenses in the second quarter 2017. There was also a $1.4 million increase in acquisition related legal and other fees during the second quarter 2017 compared to the second quarter 2016.

Impairment of Goodwill

The Company recorded a goodwill impairment charge of $21.1 million in the three month period ended June 30, 2017. The Company’s third party valuation firm performed an interim goodwill impairment test and determined that the estimated fair value of the Company’s sole reporting unit was lower than the carrying value. The decline in the estimated fair value of the Company was primarily due to significantly lower revenue in 2017 than planned base upon a revised forecast. Growth rates in future years remain comparable to the prior planned growth; however projected future revenue and related profits are less than the previous plan due to significantly lower 2017 revenue.

Operating Income (Loss)

The second quarter 2017 operating loss was ($24.5) million compared to $0 in the second quarter of 2016, a decrease of ($24.5) million. The operating loss was primarily due to the goodwill impairment charge of $21.1 million as well as lower revenue and gross profit from contracts and higher indirect and selling expenses as discussed under the heading “Indirect and Selling Expenses” above.

Other Income (Expense)

There were no material other income (expense) for the quarter ended June 30, 2017 and June 30, 2016.

Interest Expense

Interest expense was $2.5 million and $2.1 million for the quarters ended June 30, 2017 and 2016, respectively. Interest expense for 2016 and 2017 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.

Tax Benefit

The tax benefit was $3.4 million for the quarter ended June 30, 2017 compared to $0.8 million for the second quarter of 2016. The increase in deferred tax benefit of $2.6 million is primarily due to the operating loss offset by non-deductible goodwill impairment of $21.1 million during the quarter ended June 30, 2017. The deferred tax benefit in 2016 was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs related to the Business Combination.

STG Group, Inc.

Management’s Discussion and Analysis

Net Loss

Net loss was ($23.6) million for the quarter ended June 30, 2017 compared to net loss of ($1.3) million for the quarter ended June 30, 2016. The increase in net loss of $22.3 million was primarily due to the goodwill impairment charge of $21.1 million as well as lower profit on lower recorded revenue and an increase in indirect expenses as the Company expands business development capabilities.

Results of Operations (Unaudited)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Selected Financial Information

The table below summarizes the Company’s first six months of 2017 and 2016 revenues and income from operations.

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2017	(Decrease)/Increase		2016
(in millions, except percentages)		$	%
Contract revenue	$69.5	$(12.0)	(15)%	$81.5
Direct expenses	46.7	(8.4)	(15)%	55.1
Gross profit	22.8	(3.6)	(14)%	26.4
Indirect and selling expenses	29.1	3.1	12%	26.0
Impairment of goodwill	21.1	21.1	*	0.0
Operating (loss) income	(27.4)	(27.8)	(6,950)%	0.4
Other (expense) income, net	0.0	(0.4)	*	(0.4)
Interest expense	4.9	0.6	14%	4.3
Loss before income taxes	(32.3)	(28.0)	(651)%	(4.3)
Income tax benefit	5.3	3.8	253%	1.5
Net loss	$(27.0)	$(24.2)	(864)%	$(2.8)

STG Group, Inc.

Management’s Discussion and Analysis

Contract Revenue

Revenue for the six months ended June 30, 2017 decreased by $12.0 million, or 15% compared to the same period in 2016. The decrease in revenue is due to the expiration of contracts with the Army, the Department of Defense, the Department of Homeland Security and the Department of Housing and Urban Development (“HUD”) and Subcontract work performed at NOAA.

The table below summarizes the Company’s revenue by customer for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,

Revenue by customer	2017		2016
	(in thousands, except percentages)
Department of Defense	$29,438	42%	$35,430	43%
Department of State	27,753	40%	29,463	36%
Department of Homeland Security	4,730	7%	5,600	7%
Intelligence Community	1,784	3%	1,958	3%
Other Federal Civilian	5,830	8%	9,073	11%
	$69,535		$81,524

The Department of Defense continues to be our largest customer with 42% and 43% of the revenue generated from this customer during the first six months ended June 30, 2017 and 2016, respectively. Revenue by customer decreased across all customers in 2017 compared to the same period in 2016.

Time-and-materials contract revenue increased by $4.6 million in the first six months of 2017 versus the same six months of 2016. The increase in time and materials contracts was driven by consolidation and conversion of several fixed price and cost plus fixed fee contracts to time and materials contracts. Fixed price contract revenue decreased by $4.4 million primarily due to the conversions and the completion of subcontract work with NOAA. The $12.1 million reduction in Cost Plus Fixed Fee revenues was due to the expiration of contracts with the Army, Department of Defense and HUD.

The table below summarizes the six months ended June 30, 2017 and six months ended June 30, 2016 revenue by contract billing type.

	Six months ended June 30,

Revenue by Contract Type	2017		2016
	(in thousands, except percentages)
T&M	$32,761	47%	$28,194	34%
Fixed price	17,409	25%	21,841	27%
CPFF	19,365	28%	31,489	39%
	$69,535		$81,524

Prime contract revenue decreased by $9.9 million for the six months ended June 30, 2017 compared to the same period in 2016. Subcontract contract revenue decreased by $2.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in Prime and Subcontract revenue was attributable to the expiration of Army, Department of Homeland Security and HUD contracts. The Company continues to look to increase its presence as a prime contractor on larger, more complex programs where it delivers services to customers by deploying its own staff and expertise, and by managing the efforts of other contractors.

The table below summarizes the Company’s six months ended June 30, 2017 and 2016 revenue by prime and subcontract type.

	Six months ended June 30,

Revenue - Prime and Subcontract	2017		2016
	(in thousands, except percentages)
Prime	$61,004	88%	$70,890	87%
Subcontract	8,531	12%	10,634	13%
	$69,535		$81,524

STG Group, Inc.

Management’s Discussion and Analysis

Direct Expenses and Gross Profit

Direct expenses consist of direct labor, subcontractors and consultants, and other direct costs. In the six months ended June 30, 2017, direct expenses decreased by 15%, or $8.4 million over the same period a year ago. This decrease in direct expenses is mainly a result of a reduction in Company employees and subcontractors as a result of the expiration of Army, Department of Defense, Department of Homeland Security and HUD contracts and the end of the Subcontract work performed at NOAA.

Gross profit for the six months ended June 30, 2017 was lower by $3.6 million, or 14% compared to the six months ended June 30, 2016. This decrease in gross profit is due to the decrease in revenue. Gross profit margins for the six months ended June 30, 2017 were 33% compared to 32% for the same period of 2016.

Indirect and Selling Expenses

Indirect and selling expenses increased $3.1 million or 12% for the six months ended June 30, 2017 compared to the same period a year ago. The net increase in indirect and selling expenses was comprised of $1.6 million or 13.7% net decrease in fringe benefits expense for the six months ended June 30, 2017 compared to the same period a year ago. The decrease in fringe benefit expense was the result of reductions in the overall contract workforce. There was a $1.6 million, or 19%, net increase in general and administrative expenses for the six months ended June 30, 2017 compared to the same period a year ago. The increases in general and administrative expenses were primarily related to an increase in full time general and administrative labor, indirect consulting and temporary labor. There was also a $3.1 million increase in stock compensation expense and acquisition related legal and other fees incurred for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

Impairment of Goodwill

The Company recorded an impairment charge of $21.1 million in the six month period ended June 30, 2017. The Company’s third party valuation firm performed an interim goodwill impairment test and determined that the estimated fair value of the Company’s sole reporting unit was lower than the carrying value. The decline in the estimated fair value of the Company was primarily due to significantly lower revenue in 2017 than planned based upon a revised forecast. Growth rates in future years remain comparable to the prior planned growth; however projected future revenue and related profits are less than the previous plan due to significantly lower 2017 revenue.

Operating Income (Loss)

Operating loss was ($27.4) million for the six months ended June 30, 2017 compared to operating income of $0.4 million in the six months ended June 30, 2016, a decrease of ($27.8) million. The reduced operating income was primarily due to the goodwill impairment charge of $21.1 and lower revenue and gross profit from contracts as well as higher indirect and selling expenses as discussed under the heading “Indirect and Selling Expenses” above.

Other Income (Expense)

There were no material other income (expense) for the six months ended June 30, 2017 compared to ($0.4) million for the six months ended June 30, 2016. The difference of $0.4 million is principally comprised of investment losses from the Rabbi Trust Market fluctuations recorded during the first quarter 2016.

Interest Expense

Interest expense was $4.9 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense for 2016 and 2017 reflects the Company’s new level of debt following the consummation of the Business Combination. See “Secured Credit Facilities” in the Liquidity and Capital Resources section of this MD&A for further discussion.

Tax Benefit

The tax benefit was $5.3 million for the six months ended June 30, 2017 compared to $1.5 million for the same period of 2016. The increase in deferred tax benefit of $3.8 million is primarily due to the operating loss, offset by non-deductible goodwill impairment of $21.1 million in the six months ended June 30, 2017. The deferred tax benefit in 2016 was primarily due to the future benefit related to the capitalization and amortization (for tax purposes) of start-up costs related to the Business Combination.

STG Group, Inc.

Management’s Discussion and Analysis

Net Loss

Net loss was ($27.0) million for the six months ended June 30, 2017 compared to a net loss of ($2.8) million for the six months ended June 30, 2016. The increase in net loss of $24.2 million was primarily due to the goodwill impairment charge recorded of $21.1 and lower profit on lower recorded revenue and an increase in indirect expenses as the Company expands business development capabilities.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016

Net loss	$(27.0)	$(2.8)
Income tax benefit	(5.3)	(1.5)
Interest expense	4.2	3.6
Amortization of loan issuance cost	0.7	0.7
Depreciation and amortization	0.2	0.3
Amortization of intangibles and goodwill impairment	24.4	3.5
EBITDA	$(2.8)	$3.8
Adjustments to EBITDA
Integration and other restructuring costs (1)	$0.9	$2.0
Nonrecurring expenses- advisory, legal, and professional fees (2)	1.3	0.6
Transaction related expenses (3)	3.1	0.2
Share-based compensation (4)	0.6	0.3

Adjusted EBITDA	$3.1	$6.9

(1)	Integration and other restructuring costs include development of incentive compensation plans, executive recruiting fees, branding, communication plans, and severance related to reductions in force.

(2)	Expenses incurred by the Company as a result of transitioning from a privately owned entity to a public company. These expenses include increased legal and accounting costs, investor relations, and marketing expenses.

(3)	Transaction-related expenses primarily consist of professional service fees related to the PSS Acquisition and the Business Combination.

(4)	Represents non-cash share based compensation expense for awards under the Company’s 2015 Omnibus Incentive Plan.

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

The Revolving Loan and the Term Loan both mature on November 23, 2020.

As of June 30, 2017, the Company had $1.4 million of available cash. Because the Company did not meet the required consolidated senior secured leverage ratio and minimum consolidated EBITDA required in the Credit Agreement as of June 30, 2017 the $15 million of borrowings under the revolving credit facility are only available subject to lender consent, and the $90 million uncommitted accordion facility is not available.

STG Group, Inc.

Management’s Discussion and Analysis

Going Concern Consideration: The condensed consolidated financial statements included in this Form 10-Q have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company was not in compliance with its financial covenants related to the consolidated EBITDA, and the senior secured leverage ratio under the Credit Agreement at September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017, and was also not in compliance with its financial covenant related to the fixed charge coverage ratio under the Credit Agreement (collectively with the consolidated EBITDA and senior secured leverage ratio covenants, the “Specified Financial Covenants”) at June 30, 2017. At September 30, 2016, the non-compliance was cured by raising equity from stockholders (“Equity Cure”) as was allowed by the Credit Agreement. At December 31, 2016 the Company received a forbearance which expired on March 31, 2017. The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date the Company delivers the financial statements and certificates for the quarter ending March 31, 2017 showing that they are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	The Company must obtain lender consent prior to use of its revolving credit facility; and

•	The Company could not effect a Cure Right with respect to the quarter ending March 31, 2017.

The Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio for the quarter ended March 31, 2017 and was not in compliance with the Specified Financial Covenants for the quarter ended June 30, 2017. The Lender has not granted a waiver for the covenant violations as of March 31, 2017 and June 30, 2017. Without a waiver or other relief under the Credit Agreement, one of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay

If the business continues to perform at the current level through the next quarter, the Company does not expect to satisfy the Specified Financial Covenants at that time, and it is likely that the Company will be in non-compliance at September 30, 2017. The Company’s inability to meet the required covenant levels could have a material adverse impact to the Company, including the need for the Company to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

STG Group, Inc.

Management’s Discussion and Analysis

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of debt from a long-term liability to a current liability as of March 31, 2017 and June 30, 2017.

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

Management’s Plan to alleviate this condition is as follows:

1.	Identify, qualify, and win new business to increase revenue and profits,

2	Raise additional equity which would be used to reduce the loan, or

3.	Renegotiate the current Credit Agreement to obtain relief from the existing financial covenants and other terms.

As discussed in our Form 10-Q for the quarter ended March 31, 2017, based on the facts that existed as of December 31, 2016, management determined that it was probable that the condition giving rise to the going concern evaluation had been sufficiently alleviated as of December 31, 2016. However, the Lender has not currently granted a waiver or other relief for the Budget Delivery Default or the financial covenant violations as of March 31, 2017 or June 30, 2017. Consequently, management has changed our assessment regarding the potential acceleration of the loan repayment made as of December 31, 2016. As the Lender has not currently granted a waiver or other form of relief for the financial covenant violations as of June 30, 2017, and as disclosed above, sent us a default letter on May 18, 2017, there exists substantial doubt about our ability to continue as a going concern, in the event the Lender exercises its rights to accelerate the repayment of the loan.

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

At the Company’s election, the interest rate per annum applicable to all the facilities is based on a fluctuating rate of interest. The interest rate in effect as of June 30, 2017 was 8.95%. The Borrowers may elect to use either a Base Rate or a Eurodollar Rate. The interest rate per annum for electing the Base Rate will be equal to the sum of 6.80% plus the Base Rate, which is equal to the highest of: (a) the base commercial lending rate of the Collateral Agent as publicly announced to be in effect from time to time, as adjusted by the Collateral Agent; (b) the sum of 0.50% per annum and the Federal Funds Rate (as defined in the Credit Agreement); (c) the daily one month LIBOR rate as published each business day in the Wall Street Journal for a one month period divided by a number equal to 1.00 minus the Reserve Percentage (as defined in the Credit Agreement) plus 100 basis points, as of such day and; (d) 2.00%.

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

The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed $2.5 million and 20% of consolidated EBITDA. The aggregate Cure Rights may not exceed $5 million.

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

The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date we deliver the financial statements and certificates for the quarter ending March 31, 2017 showing that we are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	We must obtain lender consent prior to use of our revolving credit facility; and

•	We could not effect a Cure Right in respect of the quarter ending March 31, 2017.

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

As of June 30, 2017 the Company was not in compliance with the Specified Financial Covenants.

STG Group, Inc.

Management’s Discussion and Analysis

The Lender has not granted a waiver or forbearance for the Budget Delivery Default or the covenant violations as of March 31, 2017 and June 30, 2017. One of the remedies the Lender has available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

The Lender’s not having granted a waiver or other relief from the Lender and the potential acceleration of the debt by the Lender resulted in the reclassification of the debt from a long-term liability to a current liability as of March 31, 2017 and June 30, 2017.

If our business continues to perform at the current level through the next quarter, we do not expect to satisfy the Specified Financial Covenants at that time, and it is likely that we will be in non-compliance at September 30, 2017. Our inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

Any additional forbearance, amendment or waiver under the Credit Agreement may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such forbearance, amendment or waiver. If the Company is unable to renegotiate the financial covenants either through a new credit agreement or through an amendment of the existing financial covenants under our current Credit Agreement, we may not be able to obtain a forbearance, waiver or effect a cure, on terms acceptable to us.

Even if the Lender does grant forbearance or an amendment to or waiver under the Credit Agreement, any future covenant non-compliance could give rise to an event of default thereunder.

If the Lender does not grant forbearance or a waiver of our covenant non-compliance as of March 31, 2017 and June 30, 2017, the Budget Delivery Default, or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

STG Group, Inc.

Management’s Discussion and Analysis

Cash Flows for the Six Months Ended June 30, 2017 and the Six Months Ended June 30, 2016

	Six Months Ended

	June 30,		June 30,
(in millions)	2017	Variance	2016
Cash used in operating activities	$(4.2)	$(1.0)	$(3.2)
Cash (used in) provided by investing activities	(0.2)	(4.1)	3.9
Cash used in financing activities	(2.0)	(1.0)	(1.0)
Net decrease in cash and cash equivalents	(6.4)	(6.1)	(0.3)
Cash and cash equivalents at beginning of period	7.8	(0.7)	8.5
Cash and cash equivalents at end of period	$1.4	$(6.8)	$8.2

Depreciation and amortization	0.2	(0.1)	0.3
Capital expenditures	0.1	0.1	0.0
Cash paid for interest	4.2	0.3	3.6
Cash paid for taxes	0.0	(0.6)	0.6
Change in investments held in Rabbi Trust	0.0	0.4	(0.4)
Change in deferred compensation plan	0.0	(0.4)	0.4

Cash used in operating activities

Operating cash flows are primarily affected by the Company’s ability to invoice and collect from its clients in a timely manner, its ability to manage its vendor payments, the overall profitability of its contracts and its cash interest expense. Customers are mostly billed monthly after services are rendered.

For the six months ended June 30, 2017 cash used in operating activities was ($4.2) million. The cash used in operating activities was significantly impacted by a net loss of ($32.3) million offset by non-cash charges including share-based compensation, depreciation and amortization of intangible assets totaling $4.7 million and an impairment of goodwill charge of $21.1 million.

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

For the six months ended June 30, 2017 the Company had cash collections of $69.3 million, or 100% of revenue recognized in the period. For the six months ended June 30, 2016 the Company had cash collections of $76.7 million, or 94% of revenue recognized in the period. The higher percentage of collections for the six months ended June 30, 2017 was due to lagging receivables from 2016 which were collected during this period.

The Company computes accounts receivable days sales outstanding ("DSO") based on trailing three-month revenue. Days sales outstanding increased by 15 days from 63 days as of June 30, 2016, to 78 days as of June 30, 2017. Total receivables for purposes of the DSO calculation includes both billed and unbilled receivables as well as billings in excess of revenue recognized.

Cash (used in) provided by investing activities

For the six months ended June 30, 2017 cash used in investing activities of $0.2 million is primarily purchases of property and equipment.

For the six months ended June 30, 2016 cash provided by investing activities of $3.9 million was due to proceeds from the sale of the investments held in the Rabbi Trust for distribution to the plan participants.

STG Group, Inc.

Management’s Discussion and Analysis

Cash used in financing activities

For the six months ended June 30, 2017 and 2016 the increase in cash used in financing activities is due to payments due on the Company’s long-term debt of $2 million and $1 million, respectively.

Depreciation and Amortization

Depreciation and amortization totaled $0.1 million and $0.3 million for each of the six months ended June 30, 2017 and 2016, respectively.

Capital Expenditures

Capital expenditures for property, plant, and equipment totaled $0.1 million and $0 million for the six months ended June 30, 2017 and 2016, respectively.

Cash Paid for Income Taxes

There were only immaterial cash paid for income taxes for the six months ended June 30, 2017 and $0.6 million for the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

There are no material changes to the disclosures regarding off-balance sheet arrangements made in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Related Party Transactions

A company owned by a party related to the majority stockholder of the Company is both a subcontractor to and customer of the Company on various contracts. As of June 30, 2017 no amounts were due from this entity. As of December 31, 2016, amounts due from this entity totaled $0.01 million. The Company recorded revenue of $0.01 million and $0.3 million, respectively, for the six months ended June 30, 2017 and 2016.

No amount was due to this entity as of June 30, 2017 and December 31, 2016 for work performed under subcontracts. The Company also recorded no direct costs for both of the six months ended June 30, 2017 and 2016, for work performed.

On November 23, 2015, Global Strategies Group (North America) Inc., an affiliate of Holdings, and the Company entered into a services agreement, pursuant to which the Company may retain Global Strategies Group (North America) Inc. from time to time to perform certain services: corporate development services such as assisting the Company in post-integration matters, regulatory compliance support services, financial services and financial reporting, business development and strategic services, marketing and public relations services, and human resources services. Global Strategies Group (North America) Inc. is an affiliate of both the Company and a Board member. Amounts paid and expensed under this agreement during the six months ended June 30, 2017 and 2016 totaled $0.3 million and 0.1 million, respectively.

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

Changes in Internal Control Over Financial Reporting

Other than in connection with the foregoing and the remedial action outlined above, there have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

STG Group, Inc.

10Q – Part II

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers and directors in their corporate capacity.

ITEM 1A. RISK FACTORS

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December, 31, 2016, except as set forth in our Form 10-Q for the quarter ended March 31, 2017 and as follows:

The agreements governing our indebtedness require us to comply with financial maintenance covenants. We were not in compliance with certain of these covenants as of March 31, 2017 and June 30, 2017, which could result in the lenders declaring an event of default under the Credit Agreement, causing our indebtedness under the Credit Agreement to become immediately due and payable. In the event the Lender exercises its rights to accelerate the repayment of the loan, our inability to repay the debt obligation in that scenario would cause substantial doubt about the Company’s ability to continue as a going concern.

Under our Credit Agreement, the Company is required to meet certain minimums for its fixed charge coverage ratio and consolidated EBITDA and certain maximums for its senior secured leverage ratio, as defined in the Credit Agreement (the “Specified Financial Covenants”). As of September 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017 the Company was not in compliance with the covenants related to the consolidated EBITDA and the senior secured leverage ratio and was also not in compliance with the Specified Financial Covenants as of June 30, 2017. The Company remained in compliance with the Credit Agreement as of September 30, 2016 by using a provision of the Credit Agreement that allowed us to cure (the “Cure Right”) certain covenant non-compliance by issuance of Common Stock for cash and use of proceeds to reduce the principal balance of the term loan. As a result, pursuant to the Credit Agreement, the financial covenants were recalculated giving effect to the pay down of the debt, and we remained in compliance under the Credit Agreement.

As of December 31, 2016, we again did not satisfy the covenants relating to our required consolidated senior secured leverage ratio and minimum consolidated EBITDA. On February 24, 2017, we entered into a Limited Forbearance to Credit Agreement (the “February Forbearance Agreement”) with MC Admin Co LLC and the other lenders under the Credit Agreement.

STG Group, Inc.

10Q – Part II

The Company then entered into a Limited Waiver (“the Waiver”) from MC Admin Co LLC and other lenders under the Credit Agreement as of March 31, 2017, pursuant to which the lenders waived the Company’s noncompliance with the Specified Financial Covenants as of December 31, 2016. Pursuant to the Waiver:

•	Loans under the Credit Agreement are subject to additional interest at a rate of 2% per annum until the earliest of (x) the date on which all loans are repaid and all commitments under the Credit Agreement are terminated, (y) the date we deliver the financial statements and certificates for the quarter ending March 31, 2017 showing that we are not in default under the Credit Agreement or (z) the date on which default interest is otherwise due under the Credit Agreement;

•	We must obtain lender consent prior to using our revolving credit facility; and

•	We could not effect a Cure Right in respect of the quarter ending March 31, 2017.

The Waiver does not apply to covenant non-compliance after December 31, 2016 or to covenants other than the Specified Financial Covenants.

As of March 31, 2017 the Company was not in compliance with the covenants related to the consolidated EBITDA the senior secured leverage ratio, and the Lender has not granted a waiver or forbearance. As of June 30, 2017 the Company was not in compliance with the Specified Financial Covenants, and the Lender has not granted a waiver or forbearance.

If our business continues to perform at the current level through that period, we do not expect to satisfy the Specified Financial Covenants at that time, and it is likely that we will be in non-compliance at September 30, 2017. An inability to meet the required covenant levels could have a material adverse impact on us, including the need for us to effect an additional Cure Right or obtain additional forbearance or an amendment, waiver, or other changes in the Credit Agreement. The Credit Agreement does not allow the Company to exercise the Cure Right in consecutive fiscal quarters, more than three fiscal quarters in the aggregate, or in more than two of any four fiscal quarters. The amount allowed under the Cure Right may not exceed the lesser of $2.5 million and 20% of consolidated EBITDA. The aggregate of Cure Rights may not exceed $5 million.

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

If the Lender does not grant forbearance or an amendment to or waiver of our covenant non-compliance as of March 31, 2017 and June 30, 2017, the Budget Delivery Default, or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which could have a material adverse effect on the Company.

STG Group, Inc.

10Q – Part II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

STG Group, Inc.

10Q – Part II

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
10.1	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement				X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)	filed herewith electronically.

STG Group, Inc.

10Q – Part II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

STG Group, Inc.

Date: August 14, 2017

/s/ Phillip E. Lacombe
Name: Phillip E. Lacombe
Title: President (principal executive officer)

/s/ Charles L. Cosgrove
Name: Charles L. Cosgrove
Title: Chief Financial Officer (principal financial officer)

STG Group, Inc.

10Q – Part II

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2015
3.2	Amended and Restated Bylaws	8-K	3.2	11/30/2015
10.1	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement				X
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				(1)
101.SCH	XBRL Taxonomy Schema				(1)
101.CAL	XBRL Taxonomy Calculation Linkbase				(1)
101.DEF	XBRL Taxonomy Definition Linkbase				(1)
101.LAB	XBRL Taxonomy Label Linkbase				(1)
101.PRE	XBRL Taxonomy Presentation Linkbase				(1)

(1)	filed herewith electronically.

